Form 10-Q
period 1996-03-31
FPA MEDICAL MANAGEMENT INC
filed 1996-05-15
CIK 920173

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ________________


                        COMMISSION FILE NUMBER  0-24276
                                               --------

                         FPA MEDICAL MANAGEMENT, INC.
                         ----------------------------
            (Exact name of registrant as specified in its charter)

                    DELAWARE                                     33-0604264
- ---------------------------------------------             ----------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
or organization)                                          Identification Number)

                           2878 CAMINO DEL RIO SOUTH
                                   SUITE 301
                             SAN DIEGO, CA  92108
                    --------------------------------------
                   (Address of principal executive offices)
                                  (Zip code)

                                (619) 295-7005
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


                                     NONE
 -----------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               [X] YES           [_] NO


AS OF MAY 8, 1996 THERE WERE OUTSTANDING 11,314,008 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.002 PER SHARE.

                                     INDEX

PART I - FINANCIAL INFORMATION                                        PAGE
- ------------------------------                                        ----

ITEM 1. FINANCIAL STATEMENTS

        CONSOLIDATED BALANCE SHEETS                                   1

        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)             2

        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)             3

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    4


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 6


PART II - OTHER INFORMATION
- ---------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                              10


SIGNATURES                                                            11
- ----------

ITEM 1.  FINANCIAL INFORMATION

                 FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER 31, 1995    MARCH 31, 1996
                                                                                   -----------------    --------------
                                                                                                          (Unaudited)
ASSETS

Current assets:
  Cash                                                                                           -        $       615,918
  Marketable securities                                                            $     9,329,840              3,078,943
  Accounts receivable - net of allowance for
     uncollectible accounts of $337,353 and $331,983
     at December 31, 1995 and March 31, 1996, respectively                              10,371,149             18,939,975
  Accounts receivable - other                                                            1,664,114              2,181,484
  Note receivable from FPASD                                                               300,086                619,621
  Income tax receivable                                                                    195,853                 65,986
  Prepaid expenses                                                                         393,662                506,898
  Deferred income tax asset                                                                491,824                454,282
                                                                                   ---------------        ---------------
        Total current assets                                                            22,746,528             26,463,107
  Property and equipment - net                                                           6,324,900              7,727,498
  Restricted cash and deposits                                                           3,285,000                285,000
  Goodwill - net of accumulated amortization of $548,606 and $1,060,279
     at December 31, 1995 and March 31, 1996, respectively                              33,023,607             56,810,243
  Intangible assets - net of accumulated amortization of $249,682 and $379,858
     at December 31, 1995 and March 31, 1996, respectively                               5,988,579              5,161,641
  Investment in GLHP                                                                     1,994,900              4,994,900
  Other assets                                                                             434,770                798,545
                                                                                   ---------------        ---------------
        Total                                                                      $    73,798,284        $   102,240,934
                                                                                   ===============        ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                            $     3,485,348        $     4,728,243
  Claims payable, including incurred but not reported claims                            10,247,476             18,655,936
  Accrued payroll and related liabilities                                                1,363,304              1,434,492
  Income tax payable                                                                             -                526,690
  Borrowings on line of credit                                                             788,325                      -
  Long-term debt - current portion                                                       5,336,253              5,125,588
                                                                                   ---------------        ---------------
        Total current liabilities                                                       21,220,706             30,470,949
  Long-term debt - net of current portion                                                7,486,239             25,475,434
  Deferred income tax liability                                                            992,748              1,198,296
  Minority interest                                                                          4,900                  4,900
  Stockholders' equity:
     Preferred stock, $.001 par value per share, 2,000,000 shares
        authorized, no shares outstanding                                                        -                      -
     Common stock, $.002 par value, 18,000,000 shares authorized,
        11,101,045 and 11,191,500 shares issued and outstanding at
        December 31, 1995 and March 31, 1996, respectively                                  22,202                 22,383
     Additional paid-in capital                                                         42,483,542             42,939,795
     Stock payable                                                                         567,000                147,000
     Accumulated earnings                                                                1,020,947              1,982,177
                                                                                   ---------------        ---------------
     Total stockholders' equity                                                         44,093,691             45,091,355
                                                                                   ---------------        ---------------
        Total                                                                      $    73,798,284        $   102,240,934
                                                                                   ===============        ===============

See notes to consolidated financial statements.

                 FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                               Three months ended
                                                                                  --------------------------------------------
                                                                                    MARCH 31, 1995            MARCH 31, 1996
                                                                                  ------------------        ------------------
Managed care revenue, assigned from Professional Corporations                        $    5,142,785            $  37,529,254
Fee-for-service revenue, assigned from Professional Corporations,
    net of contractual allowances                                                           340,368                2,284,268
                                                                                     --------------            -------------

Operating revenue, assigned from Professional Corporations                                5,483,153               39,813,522


Expenses:
    Medical services expense - Professional Corporations                                  1,180,167                3,762,170
    Medical services expense - others                                                     3,025,644               25,084,082
                                                                                     --------------            -------------
                                                                                          1,277,342               10,967,270
                                                                                     --------------            -------------
    General and administrative expense                                                    1,758,449                8,958,425
                                                                                     --------------            -------------
Income (loss) from operations                                                              (481,107)               2,008,845

Other income (expense):
    Interest and other income                                                               142,919                  106,132
    Interest expense                                                                        (21,386)                (383,031)
                                                                                     --------------            -------------
           Total other income (expense)                                                     121,533                 (276,899)
                                                                                     --------------            -------------
Income (loss) before income taxes                                                          (359,574)               1,731,946
Income tax (expense) benefit                                                                131,315                 (770,716)
                                                                                     --------------            -------------
Net income (loss)                                                                    $     (228,259)           $     961,230
                                                                                     ==============            =============

Net income (loss) per share:                                                         $        (0.03)           $        0.08
                                                                                     ==============            =============

See notes to consolidated financial statements.

                 FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             Three months ended
                                                                                -------------------------------------------
                                                                                   March 31, 1995          March 31, 1996
                                                                                -------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                                $       (228,259)       $       961,230
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
  Depreciation and amortization                                                             114,358                937,724
  Imputed interest on notes payable                                                               -                 36,951
  Changes in assets and liabilities:
    Accounts receivable                                                                    (393,269)            (9,052,480)
    Income taxes receivable/payable                                                             797                656,557
    Deferred income taxes                                                                  (132,115)               243,090
    Accounts payable and accrued expenses                                                  (171,363)             1,242,895
    Claims payable, including incurred but not reported
       claims                                                                              (108,713)             8,408,460
    Accrued payroll and related liabilities                                                  62,690                 71,188
    Prepaid expenses and other assets                                                        22,363               (476,511)
                                                                                   ----------------        ---------------
       Total adjustments                                                                   (605,252)             2,067,874
                                                                                   ----------------        ---------------
    Net cash provided (used) by operating activities                                       (833,511)             3,029,104
Cash flows from investing activities:
  Purchase of property and equipment                                                       (184,110)            (1,438,017)
  Payments for intangible assets                                                           (842,236)            (1,007,580)
  Net payments (to) from FPASD                                                                4,529               (319,535)
  Net sale of marketable securities                                                       1,758,261              6,250,897
  Acquisitions, net of cash acquired                                                       (120,518)           (10,550,623)
  Payments escrowed for acquisitions                                                     (1,260,000)                     -
                                                                                   ----------------        ---------------
    Net cash used by investing activities                                                  (644,074)            (7,064,858)
                                                                                   ----------------        ---------------
Cash flows from financing activities:
  Net proceeds from issuance of common stock                                                      -                 36,434
  Issuance of notes payable                                                                       -              8,400,000
  Payments of notes payable                                                                (141,667)            (2,996,437)
  Net payments under bank line of credit                                                          -               (788,325)
  Receipt of payment for stock subscriptions                                                  4,188                      -
  Payments on long-term debt                                                                 (2,055)                     -
                                                                                   ----------------        ---------------
    Net cash provided (used) by financing activities                                       (139,534)             4,651,672
                                                                                   ----------------        ---------------
  Net increase (decrease) in cash                                                        (1,617,119)               615,918
  Cash, beginning of period                                                               2,118,100                      -
                                                                                   ----------------        ---------------
  Cash, end of period                                                              $        500,981        $       615,918
                                                                                   ================        ===============
  Supplemental cash flow information:
    Cash paid for interest                                                         $          5,441        $       369,695
                                                                                   ================        ===============
    Cash paid for income taxes                                                                    -        $           940
                                                                                   ================        ===============
    Equipment acquired under capital leases                                                       -        $       247,901
                                                                                   ================        ===============
    Common stock issued in connection with
       acquisitions                                                                               -        $       420,000
                                                                                   ================        ===============
    Effects of acquisitions:
       Fair value of assets acquired                                               $      1,248,124        $    22,640,738
       Liabilities assumed                                                               (1,127,606)           (12,090,115)
                                                                                   ================        ===============
       Net cash paid for acquisitions                                              $        120,518        $    10,550,623
                                                                                   ================        ===============

See notes to consolidated financial statements.

                 FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of the financial position of FPA Medical Management, Inc. ("FPA") and subsidiaries and certain affiliated professional corporations (collectively, the "Company"), and the results of its operations and its cash flows for the interim periods presented. Although FPA believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the full year.

     The consolidated financial statements for the three months ended March 31, 1995 and March 31, 1996 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in FPA's Annual Report on Form 10-K, as amended, for the year ended December 31, 1995.

     Consolidation of Subsidiaries - The Company's financial statements include the activity of one majority-owned subsidiary, all of its wholly-owned subsidiaries and certain affiliated professional corporations ("Professional Corporations") over which the Company has direct or indirect unilateral and perpetual control. FPA believes that consolidation of the financial statements of the Professional Corporations is necessary to present fairly the financial position and results of operations of the Company. All intercompany transactions have been eliminated in consolidation.

     Net Income (Loss) Per Common Share - Net income (loss) per common share is computed based on the weighted average number of shares outstanding, giving retroactive effect to all stock splits, including a one-for-one Common Stock dividend effective March 1, 1995.

2. SUBSEQUENT EVENTS

     The following significant events have occurred subsequent to December 31, 1995:

     Credit Agreement - On January 29, 1996, the Company entered into a $15,000,000 credit, security, guarantee and pledge agreement ("Credit Agreement") with two financial institutions. Permitted Borrowings, as defined in the Credit Agreement, generally include acquisitions and capital expenditures. Borrowings under the Credit Agreement bear interest at either LIBOR plus 2 1/4% or prime rate plus 3/4%, as defined in the Credit Agreement. On February 1, 1996, the Company borrowed $6,400,000 in connection with three California acquisitions, described below and on March 31, 1996, the Company borrowed an additional $2,000,000. Fees of $150,000 were paid in connection with the Credit Agreement. Fees of up to an additional $300,000 may be incurred if additional borrowings are made. The balance outstanding is due in full on December 31, 1998, unless the total Permitted Borrowings exceed $5,000,000 and no Interim Repayment, as defined in the Credit Agreement, has occurred prior to February 1, 1997, in which case the balance will be due December 31, 1997. Periodic payments of accrued interest are due during the term of the Credit Agreement. Additionally, the financial institutions were granted a security interest in substantially all of the assets of the Company (excluding those of Gonzaba Management Services Organization, Inc., FPA Medical Management of Michigan, Inc. d/b/a QualNet, Inc., and OPSU, Inc., d/b/a Gonzaba Surgery Center), and the stock of certain subsidiaries of FPA and Professional Corporations was pledged. The debt is also guaranteed by the Professional Corporations. In connection with the Credit Agreement, the Company must maintain certain debt and equity ratios and profitability thresholds. The Company issued to the financial institutions a warrant to purchase 50,000 shares of Common Stock at $9.125 per share exercisable prior to February 2, 2001, subject to certain anti-dilution provisions.

     California Acquisitions - Effective January 31, 1996, a Professional Corporation acquired the stock of three independent practice associations ("IPAs") in new regions in California. All three were stock acquisitions and were financed through notes payable issued by the Company to the Professional Corporation. In connection with these transactions, the Company obtained funding from the Credit Agreement for a cumulative amount of $6,400,000. The purchase price of the first acquisition was $7,177,331 ($3,900,000 in cash and the remainder through a ten-year note payable) and provides the Company access to the Los Angeles, California market. The second acquisition was made for $6,159,015 ($500,000 in cash and the remainder through a ten-year note payable) and provides the Company access to the Ventura County, California market. The purchase price of the third acquisition was $10,063,654 ($7,000,000 in cash and the remainder through a ten-year note payable) and provides the Company access to the Sacramento, California market.

     In connection with these acquisitions, the Company opened new administrative offices in the Los Angeles and Sacramento areas in January 1996. These acquisitions will be accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of tangible assets acquired will be treated as goodwill and amortized over the expected periods of future benefit to the Company.

     Great Lakes Health Plan ("GLHP") - On March 7, 1996, FPA made an additional capital contribution of $3,000,000 to GLHP in connection with the acquisition by GLHP of a clinic health plan and a number of clinics in Michigan. The acquired plan currently services approximately 17,000 Medicaid enrollees.

     Licensure - On February 15, 1996, the Company, on behalf of Family and Senior Care, Inc., one of its wholly owned subsidiaries, completed and filed its restricted license application with the California Department of Corporations (the "Department"). The Department is currently reviewing the application.

     Florida Acquisition - On May 5, 1996, FPA entered into a stock purchase agreement with Physician Corporation of American ("PCA") to acquire all of the outstanding stock of Physicians First, Inc., a wholly owned subsidiary of PCA operating 40 primary care clinics in Florida. The clinics have approximately 125 primary care physicians which provide services to approximately 80,000 enrollees in PCA's health plans. As consideration for the acquisition and a related agreement not to compete, FPA is expected to pay $23,000,000, comprised of $15,000,000 in a note payable by FPA, $6,500,000 in common stock, and $1,500,000 in cash. The source of the cash payment is expected to be working capital; however, the cash payment may be reduced or increased depending on the value of the common stock as calculated at closing. The acquisition will be accounted for using the purchase method of accounting. The acquisition is expected to close on or about June 1, 1996, subject to the receipt of regulatory approvals and satisfaction of certain other conditions.

ITEM 7.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS.

GENERAL
     FPA Medical Management, Inc. and its subsidiaries and certain consolidated Professional Corporations (collectively, the "Company") derive substantially all of their operating revenue from the assignment by the Professional Corporations to FPA of (i) the payments made by payors to the Professional Corporations for medical services and (ii) fee-for-service revenues generated by the Professional Corporations for medical services. Managed care revenue assigned from the Professional Corporations consists primarily of capitation payments and additional compensation derived from shared risk pool agreements with payors based upon efficient utilization of hospital services provided to enrollees in the FPA network. Under payor contracts in some regions, the Company is responsible for the provision of all medical care for enrollees, including hospital services. Under these arrangements, the Company does not participate in shared risk pools, but receives revenue to cover the services typically paid for by the shared risk pools. Medical services expense incurred consists primarily of capitation payments to primary care physicians and certain specialty care and ancillary providers, payments to non-capitated providers for specialty care paid for on a discounted fee-for-service basis, and payments made to Professional Corporations for medical care provided.

     The Company expects to continue expanding the FPA network through increased market penetration and the acquisition of, and affiliation with, individual and group physician practices and IPAs and related businesses. In September 1994, FPA completed the first geographic expansion of the FPA network by entering the Pennsylvania market. The Company established itself in this new market by facilitating the organization of, then contracting with, the Greater Delaware Valley Independent Physicians Association, Inc., which created a 400-physician network covering portions of Pennsylvania and New Jersey. In November 1994, the Company acquired substantially all of the outstanding shares of capital stock of PrimeCare, Inc., an IPA that holds contracts with 273 primary care physicians in Southern New Jersey. In July 1995, the FPA network expanded by 66 primary care physicians in Southern New Jersey through an affiliation with a primary care network of the University of Medicine and Dentistry of New Jersey. The FPA network also recently expanded into Northern New Jersey, growing the FPA network in New Jersey to include approximately 815 primary care physicians, three payors and approximately 33,000 enrollees. On July 1, 1995, FPA acquired Arizona Managed Care Services, Inc. and its affiliate in the Phoenix, Arizona metropolitan area, which provides services to approximately 13,000 HMO enrollees, serviced by 174 primary care physicians. In November 1995, the Company acquired Gonzaba Management Services Organization, Inc. and its affiliate in San Antonio, Texas, which service approximately 40,000 fully delegated HMO members and consists of 33 primary care physicians and over 370 contracted specialists, providing care in six medical facilities. In January 1996, the Company acquired three independent practice associations in the Los Angeles, Ventura County and Sacramento regions of California, which added approximately 83,000 enrollees and 450 primary care physicians to the FPA network.

RESULTS OF OPERATIONS
     The following table sets forth for the three months ended March 31, 1995 and March 31, 1996 selected financial data expressed as a percentage of operating revenue assigned from Professional Corporations.

                                                                            Three Months Ended
                                                                        ---------------------------
                                                                          MARCH 31,      MARCH 31,
                                                                          ---------      ---------
                                                                            1995           1996
                                                                            ----           ----
Operating revenue, assigned from Professional Corporations                  100.0%        100.0%
Medical services expenses                                                    76.7          72.5
                                                                           --------      --------
                                                                             23.3          27.5
General and administrative expense                                           32.1          22.5
                                                                           --------      --------
Income (loss) from operations                                                (8.8)          5.0
Other income (expense)                                                        2.2          (0.7)
                                                                           --------      --------
Income (loss) before income taxes                                            (6.6)          4.3
Income tax (expense) benefit                                                  2.4          (1.9)
                                                                           --------      --------
Net income (loss)                                                            (4.2)%         2.4%
                                                                           ========      ========

     The Company's operating revenue assigned from Professional Corporations increased to $39,813,522 for the three months ended March 31, 1996 from $5,483,153 for the three months ended March 31, 1995. This increase resulted primarily from the increase in average enrollment to 210,591 for the three months ended March 31, 1996 from 35,427 for the three months ended March 31, 1995, primarily from the addition of (i) approximately 84,000 enrollees in 1996 in the Los Angeles, California and Sacramento, California regions, (ii) approximately 37,000 and 13,000 enrollees in Texas and Arizona, respectively, as a result of 1995 acquisitions, (iii) growth in East Coast enrollment of approximately 25,000 enrollees and (iv) 17,000 additional enrollees in the San Diego region. In the first quarter of 1996, the Company generated net fee-for-service revenue assigned from Professional Corporations of approximately $2,280,000 as a result of the acquisition of physician practices in 1995. This compares to 1995 net fee-for-service revenue of approximately $340,000. Managed care revenue assigned from Professional Corporations has also increased as a result of physician practice acquisitions made since the first quarter of 1995, as reflected in the average enrollment figures above.

     Medical services expense for the three months ended March 31, 1996 was $28,846,252 or 72.5% of operating revenue assigned from Professional Corporations compared to $4,205,811 or 76.7% of operating revenue assigned from Professional Corporations for the three months ended March 31, 1995. The significant decrease in medical loss ratio from the first quarter of 1995 to the first quarter of 1996 results primarily from (i) the capitation of more specialists in the FPA network, thus limiting specialty care costs, (ii) the continuing improvement in East Coast medical loss ratio as a result of the maturity of operations in that region, and (iii) increased average revenue per enrollee in new markets.

     General and administrative expense for the first three months of 1996 was $8,958,425 or 22.5% of operating revenue assigned from Professional Corporations as compared to $1,758,449 or 32.1% of operating revenue assigned from Professional Corporations in the comparable period in 1995. The 9.6% decrease in general and administrative costs as a percentage of operating revenue assigned from Professional Corporations results primarily from economies of scale reached as the Company's membership grew. In 1995 the Company hired senior management and other personnel in new regions prior to the addition of a significant number of enrollees. In the first quarter of 1995, salaries accounted for approximately 5% more of operating revenue assigned from Professional Corporations than in the first quarter of 1996. Partially offsetting this was an increase in rental costs, which was the result of operating more sites in 1996 than in 1995. The remaining decrease as a percentage of operating revenue assigned from Professional Corporations is due to other economies of scale achieved as a result of the increase in volume.

     For the first three months of 1996, the Company had net income of $961,230 as compared to a net loss of $228,259 for the three months ending March 31, 1995.

QUARTERLY RESULTS

     The following table presents certain quarterly financial information for the eight quarters ended March 31, 1996. In the opinion of management, this information has been prepared on the same basis as the audited financial statements appearing elsewhere in this document and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts presented below to present fairly the quarterly results when read in conjunction with the audited financial statements of the Company and notes thereto. The Company's quarterly results have in the past been subject to fluctuation and, as a result, the operating results for any quarter are not necessarily indicative of results for any future period.

                                                                      QUARTER ENDED
                            --------------------------------------------------------------------------------------------------------

                              June 30,    Sept. 30,    Dec. 31,    March 31,     June 30,      Sept. 30,   Dec. 31,      March 31,
                                1994        1994        1994         1995         1995           1995       1995           1996
                            --------------------------------------------------------------------------------------------------------
Operating revenue, assigned
   from Professional
   Corporations               $4,227,053  $ 4,341,721  $5,799,350  $5,483,153  $ 10,261,653  $ 14,402,617  $22,544,532  $39,813,522
Medical services expense       3,029,413    3,140,202   4,474,043   4,205,811     7,723,571    10,264,901   15,562,961   28,846,252
                              ----------  -----------  ----------  ----------  ------------  ------------  -----------  -----------
                               1,197,640    1,201,519   1,325,307   1,277,342     2,538,082     4,137,716    6,981,571   10,967,270
General and administrative
   expense                       951,088    1,275,256   1,462,253   1,758,449     2,241,001     3,490,970    5,819,966    8,958,425
                              ----------  -----------  ----------  ----------  ------------  ------------  -----------  -----------
Income (loss) from
   operations                    246,552      (73,737)   (136,946)   (481,107)      297,081       646,746    1,161,605    2,008,845
Other income (expense)             7,135         (418)     70,717     121,533        70,562         7,758      (10,128)    (276,899)
                              ----------  -----------  ----------  ----------  ------------  ------------  -----------  -----------
Income (loss) before taxes       253,687      (74,155)    (66,229)   (359,574)      367,643       654,504    1,151,477    1,731,946
Income tax (benefit)
   expense                       105,400      (21,596)       (220)   (131,315)      135,475       300,273      507,155      770,716
                              ----------  -----------  ----------  ----------  ------------  ------------  -----------  -----------
Net income (loss)             $  148,287  $   (52,559) $  (66,009) $ (228,259) $    232,168  $    354,231  $   644,322  $   961,230
                              ==========  ===========  ==========  ==========  ============  ============  ===========  ===========

     Operating revenue assigned from Professional Corporations and medical services expense during the first and third quarters have been and continue to be affected by movements of members in payor plans from one plan to another during periods of open enrollment for payors. Retroactive capitation rate increases generally take effect during the second quarter, while medical services expense increases tend to occur ratably throughout the year. Quarterly results may be affected by final settlements of shared risk pool distributions accrued in the previous year. From time to time, the Professional Corporations may receive amounts which differ from such estimated amounts. As the Company adds new payors into the FPA network, the timing of these adjustments may vary and, consequently, results in quarters other than the second quarter may be affected in the future, especially due to the start-up of operations in new regions where there is no operating history. Similarly, if medical services expense varies from amounts previously accrued for claims incurred but not reported ("IBNR"), quarterly operating results may fluctuate. A portion of the Company's expansion strategy includes the acquisition of individual and group physician practices by the FPA network, and any such acquisition may materially affect quarterly operating results, causing quarterly fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital primarily to develop physician networks, acquire physician practices and establish an infrastructure in new regions. Capitation arrangements positively impact cash flow because the physician networks receive capitation revenue prior to incurring costs associated with services provided under those agreements. However, shared risk pool arrangements negatively impact cash flow because settlements in connection with these arrangements are typically not collected until significantly after the end of the period in which they were accrued.

     At March 31, 1996, the Company had cash and marketable securities of $3,694,861 and a working capital deficit (current liabilities in excess of current assets) of $4,007,842 compared to cash and marketable securities of $9,329,840 and working capital of $1,525,822 at December 31, 1995. The decrease in cash and marketable securities of $5,634,979 results primarily from: (i) approximately $10,551,000 of cash payments in connection with acquisitions, (ii) approximately $1,438,000 for the acquisition of property and equipment, (iii) approximately $1,008,000 used to purchase intangible assets, (iv) approximately $320,000 advanced to an affiliate, (v) approximately $2,996,000 in payments on notes payable related to acquisitions, and (vi) approximately $788,000 in net payments under a bank line of credit, partially offset by approximately $3,029,000 provided by operations and $8,400,000 borrowed under the credit agreement. At March 31, 1996 approximately 61% of the Company's current liabilities consist of amounts accrued as payable to specialty care physicians and ancillary providers. These accrued liabilities include claims received by the Company which have not yet been paid as well as an estimate of costs for covered medical benefits incurred by enrollees but not yet reported by providers. These amounts are not due and payable until after the provider has presented a claim and are typically paid within 45 business days of receipt of such claims. The increase in IBNR claims and claims payable from approximately $10,247,000 at December 31, 1995 to approximately $18,656,000 at March 31, 1995 resulted primarily from significantly increased membership.

     On January 29, 1996, the Company entered into a $15,000,000 credit, security, guarantee and pledge agreement (the "Credit Agreement") with two financial institutions. Permitted Borrowings, as defined in the agreement, generally include acquisitions and capital expenditures. Borrowings under this agreement bear interest at either LIBOR plus 2 1/4% or prime rate plus 3/4%, as defined in the agreement. At March 31, 1996, the Company had borrowed $8,400,000 under this agreement.

     The increase in long-term debt from approximately $12,822,000 at December 31, 1995 to approximately $30,601,000 at March 31, 1996 results primarily from $8,400,000 in borrowings under the Credit Agreement and the issuance of notes payable and assumption of long-term debt in connection with acquisitions of physician practice assets of approximately $12,090,000, net of repayments of acquisition debt of approximately $2,996,000.

     During the next twelve months, management intends to expend approximately $1,000,000 on improved management information systems, and up to approximately $5,000,000 for expansion of the FPA network, either through physician practice acquisition, geographic expansion or a combination thereof.

     The Company believes that its cash on hand, the remaining proceeds from the Company's recent public offering of its Common Stock and anticipated cash flows from its operations will be sufficient to meet the Company's capital needs through approximately the second quarter of 1996, at which time the Company intends to obtain additional financing to support planned expansion. To the extent that this additional financing is not available, the Company may delay certain potential acquisitions or certain geographic expansion or may seek alternate sources of financing.

     The strategy to expand the FPA network involves the acquisition of individual and group physician practice assets and related businesses. Such acquisitions may be consummated using cash, stock, notes or any combination thereof. Effective May 15, 1996, the Company will be eligible to use the pooling method of accounting for acquisitions which comply with the provisions of Accounting Principles Board Opinion No. 16 for this treatment. Management does not believe that inflation will have a material effect on the operations of the Company .

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (b) Reports on Form 8-K and Form 8-KA: The registrant filed the following Reports on Form 8-K since January 1, 1996:

                 Date of Report              Item Reported
               ------------------            -------------
               November 9, 1995                      7
               February 1, 1996                     2,7
               February 1, 1996                      7

     (c) (99) Stock Purchase Agreement, dated as of May 5, 1996, by and between Physician Corporation of America and FPA.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             FPA MEDICAL MANAGEMENT, INC.
                                             ----------------------------
                                                     (Registrant)


DATE: May 14, 1996                           /s/ SETH FLAM
     ---------------                         ------------------------
                                             SETH FLAM
                                             CHIEF EXECUTIVE OFFICER
                                             (PRINCIPAL EXECUTIVE OFFICER)

DATE: May 14, 1996                           /s/ STEVEN M. LASH
      --------------                         ------------------------
                                             STEVEN M. LASH
                                             CHIEF FINANCIAL OFFICER
                                             (PRINCIPAL FINANCIAL OFFICER)