Form 10-Q/A
period 1996-03-31
FPA MEDICAL MANAGEMENT INC
filed 1996-07-24
CIK 920173

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q/A

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

               [X] YES           [_] NO


AS OF MAY 8, 1996 THERE WERE OUTSTANDING 11,314,008 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.002 PER SHARE.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.





     (c)  (27)  Financial Data Schedule

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



DATE: July 23, 1996                          /s/ STEVEN M. LASH
      --------------                         ------------------------
                                             STEVEN M. LASH
                                             CHIEF FINANCIAL OFFICER