Form 10-Q
period 1996-06-30
FPA MEDICAL MANAGEMENT INC
filed 1996-08-14
CIK 920173

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1996.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                to


                         COMMISSION FILE NUMBER 0-24276

                          FPA MEDICAL MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      33-0604264
(State or other jurisdiction of incorporation                (I.R.S. Employer
or organization)                                          Identification Number)

                            2878 CAMINO DEL RIO SOUTH
                                    SUITE 301
                               SAN DIEGO, CA 92108
                    (Address of principal executive offices)
                                   (Zip code)

                                 (619) 295-7005
              (Registrant's telephone number, including area code)

                                      NONE
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        / X /  YES          /   /  NO


AS OF AUGUST 9, 1996 THERE WERE OUTSTANDING 12,078,888 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.002 PER SHARE.

                                      INDEX

PART I - FINANCIAL INFORMATION                                            PAGE

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS                                        1

         CONSOLIDATED STATEMENTS OF OPERATIONS                              2

         CONSOLIDATED STATEMENTS OF CASH FLOWS                              3

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         4


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      7



PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  12


SIGNATURES                                                                 13

ITEM 1.  FINANCIAL STATEMENTS

                   FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                          DECEMBER 31, 1995      JUNE 30, 1996
                                                                          -----------------      -------------
                                                                                                 (Unaudited)

ASSETS
Current Assets:
     Cash                                                                    $          -       $  1,530,975
     Marketable securities                                                      9,329,840          1,716,530
     Accounts receivable - net of allowance for
          uncollectible accounts of $337,353 and $1,382,481
          at December 31, 1995 and June 30, 1996, respectively                 10,371,149         36,180,482
     Accounts receivable - other                                                1,664,114          5,534,598
     Notes receivable from FPASD                                                  300,086            611,054
     Income tax receivable                                                        195,853                  -
     Prepaid expenses                                                             393,662          1,170,902
     Deferred income tax asset                                                    491,824          1,146,311
                                                                             ------------       ------------
                Total current assets                                           22,746,528         47,890,852
Property and equipment - net                                                    6,324,900         16,277,659
Restricted cash and deposits                                                    3,285,000          3,200,000
Goodwill - net of accumulated amortization of $548,606 and
  $1,694,829 at December 31, 1995 and June 30, 1996, respectively              33,023,607         67,815,581
Intangible assets - net of accumulated amortization of $249,682 and
  $573,110 at December 31, 1995 and June 30, 1996, respectively                 5,988,579          6,390,798
Investment in GLHP                                                              1,994,900          4,994,900
Other assets                                                                      434,770          1,239,289
                                                                             ------------       ------------
                Total                                                        $ 73,798,284       $147,809,079
                                                                             ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                                   $  3,485,348       $  9,333,935
     Claims payable, including incurred but not reported claims                10,247,476         30,575,983
     Accrued payroll and related liabilities                                    1,363,304          4,202,411
     Income tax payable                                                                 -          1,343,169
     Other liabilities                                                                  -            925,000
     Borrowings on line of credit                                                 788,325                  -
     Long-term debt - current portion                                           5,336,253         28,457,948
                                                                             ------------       ------------
                Total current liabilities                                      21,220,706         74,838,446
Long-term debt - net of current portion                                         7,447,290         16,131,540
Deferred income tax liability                                                     992,748          1,492,703
Other long-term liabilities                                                        38,949          1,155,190
Minority interest                                                                   4,900                  -
Stockholders' equity:
     Preferred stock, $.001 par value per share, 2,000,000 shares
        authorized, no shares outstanding                                               -                  -
     Common stock, $.002 par value, 98,000,000 shares
        authorized, 11,101,045 and 12,048,688 shares issued and
        outstanding at December 31, 1995 and June 30, 1996,
        respectively                                                               22,202             24,097
     Additional paid-in capital                                                42,483,542         50,610,846
     Stock payable                                                                567,000            147,000
     Accumulated earnings                                                       1,020,947          3,409,257
                                                                             ------------       ------------
                Total stockholders' equity                                     44,093,691         54,191,200
                                                                             ------------       ------------
                Total                                                        $ 73,798,284       $147,809,079
                                                                             ============       ============



See notes to consolidated financial statements

                 FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                        SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                        ----------------                 ------------------
                                                 JUNE 30,1995    JUNE 30, 1996    JUNE 30, 1995    JUNE 30, 1996
                                                 ------------    -------------    -------------    -------------
Managed care revenue, assigned from
      Professional Corporations                  $ 15,158,792     $ 92,959,140     $ 10,016,007     $ 55,429,886
Fee-for-service revenue, assigned from
      Professional Corporations, net of
      contractual allowances                          586,014        5,881,951          245,646        3,597,683
                                                 ------------     ------------     ------------     ------------
Operating revenue, assigned from Professional
      Corporations                                 15,744,806       98,841,091       10,261,653       59,027,569

Expenses:
      Medical services expense - Professional
         Corporations                               2,428,303        9,351,828        1,248,136        5,589,658
      Medical services expense - others             9,501,079       63,141,208        6,475,435       38,057,126
                                                 ------------     ------------     ------------     ------------
                                                    3,815,424       26,348,055        2,538,082       15,380,785
      General and administrative expenses           3,999,450       21,185,818        2,241,001       12,227,393
                                                 ------------     ------------     ------------     ------------
Income (loss) from operations                        (184,026)       5,162,237          297,081        3,153,392
Other income (expense):
      Interest income                                 254,017          188,986          111,099           82,854
      Interest expense                                (61,922)      (1,078,179)         (40,537)        (695,148)
                                                 ------------     ------------     ------------     ------------
      Total other income (expense), net               192,095         (889,193)          70,562         (612,294)
                                                 ------------     ------------     ------------     ------------
Income before income taxes                              8,069        4,273,044          367,643        2,541,098
Income tax expense                                      4,160        1,884,734          135,475        1,114,018
                                                                  ------------     ------------     ------------
Net income                                       $      3,909     $  2,388,310     $    232,168     $  1,427,080
                                                 ============     ============     ============     ============
Net income per common share                      $          *     $        .20     $        .03     $        .11
                                                 ============     ============     ============     ============

Weighted average common shares outstanding          7,046,313       12,162,197        7,069,285       12,699,558
                                                 ============     ============     ============     ============


* less than $.01 per share.

See notes to consolidated financial statements.

                  FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                           ------------------------------
                                                                           JUNE 30, 1995    JUNE 30, 1996
                                                                           -------------    -------------
Cash flows from operating activities:
   Net income                                                               $      3,909     $  2,388,310
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Depreciation and amortization                                                 294,045        2,253,739
   Imputed interest on notes payable                                                   -           74,834
   Changes in assets and liabilities:
      Accounts receivable                                                     (1,441,153)     (27,725,138)
      Income taxes receivable/payable                                            163,560        1,850,900
      Deferred income taxes                                                      (51,127)         339,139
      Accounts payable and accrued expenses                                      354,057        1,767,309
      Claims payable, including incurred but not reported claims               2,006,157       20,328,507
      Accrued payroll and related liabilities                                     70,067        2,839,107
      Other liabilities                                                           (1,091)         239,241
      Prepaid expenses and other assets                                           45,212         (163,970)
                                                                            ------------     ------------
        Total adjustments                                                      1,439,727        1,803,668
                                                                            ------------     ------------
      Net cash provided by operating activities                                1,443,636        4,191,978
Cash flows from investing activities:
   Purchase of property and equipment                                           (684,806)      (2,894,014)
   Payments for intangible assets                                               (453,339)      (1,709,493)
   Net payments (to) from FPASD                                                    9,139         (310,968)
   Net sale of marketable securities                                           4,444,697        7,613,310
   Purchase of investment in GLHP                                             (1,994,900)      (3,000,000)
   Acquisitions, net of cash acquired                                         (1,925,162)      (6,718,900)
   Payments escrowed for acquisitions                                         (1,588,240)          85,000
   Other                                                                               -           (4,900)
                                                                            ------------     ------------
      Net cash used by investing activities                                   (2,192,611)      (6,939,965)
                                                                            ------------     ------------
Cash flows from financing activities:
   Net proceeds from issuance of common stock                                          -        1,069,591
   Issuance of notes payable                                                           -       16,907,760
   Payments on notes payable                                                    (379,329)     (12,910,064)
   Net payments under bank line of credit                                              -         (788,325)
   Receipt of payment for stock subscriptions                                      8,439                -
   Payments on long-term debt                                                    (14,946)               -
   Deferred public offering costs                                                (48,399)               -
                                                                            ------------     ------------
      Net cash provided (used) by financing activities                          (434,235)       4,278,962
                                                                            ------------     ------------
   Net increase (decrease) in cash                                            (1,183,210)       1,530,975

   Cash, beginning of period                                                   2,118,100                -
                                                                            ============     ============
   Cash, end of period                                                      $    934,890     $  1,530,975
                                                                            ============     ============
   Supplemental cash flow information:

      Cash paid for interest                                                $      9,350     $    902,052
                                                                            ============     ============
      Cash paid for income taxes                                            $     40,338     $    201,950
                                                                            ============     ============
      Equipment acquired under capital leases                               $    332,867     $    495,900
                                                                            ============     ============
      Common stock issued in connection with acquisitions                   $     -          $  8,933,280
                                                                            ============     ============
      Effects of acquisitions:
        Fair value of assets acquired                                       $  4,276,991     $ 46,557,016

        Liabilities assumed                                                   (2,351,829)     (39,838,116)
                                                                            ============     ============
        Net cash paid for acquisitions                                      $ (1,925,162)    $ (6,718,900)
                                                                            ============     ============

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

         The consolidated financial statements for the three and six months ended June 30, 1995 and June 30, 1996 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in FPA's Annual Report on Form 10-K, as amended, for the year ended December 31, 1995.

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

         Net Income Per Common Share - Net income per common share is computed based on the weighted average number of shares outstanding, giving retroactive effect to all stock splits, including a one-for-one Common Stock dividend effective March 1, 1995.

2.  SUBSEQUENT EVENTS

         The following significant events have occurred subsequent to December 31, 1995:

         Credit Agreement - On January 29, 1996, the Company entered into a $15,000,000 credit, security, guarantee and pledge agreement ("Credit Agreement") with two financial institutions. Permitted Borrowings, as defined in the Credit Agreement, generally include acquisitions and capital expenditures. Borrowings under the Credit Agreement bear interest at either LIBOR plus 2 1/4% or prime rate plus 3/4%, as defined in the Credit Agreement. Fees of $150,000 were paid in connection with the Credit Agreement. Fees of up to an additional $300,000 may be incurred if additional borrowings are made. The balance outstanding is due in full on December 31, 1998, unless the total Permitted Borrowings exceed $5,000,000 and no Interim Repayment, as defined in the Credit Agreement, has occurred prior to February 1, 1997, in which case the balance will be due December 31, 1997. Periodic payments of accrued interest are due during the term of the Credit Agreement. Additionally, the financial institutions were granted a security interest in substantially all of the assets of the Company (excluding those of Gonzaba Management Services Organization, Inc., FPA Medical Management of Michigan, Inc. d/b/a QualNet, Inc., and OPSU, Inc., d/b/a Gonzaba Surgery Center), and the stock of certain subsidiaries of FPA and Professional Corporations was pledged. The debt is also guaranteed by the Professional Corporations. In connection with the Credit Agreement, the Company must maintain certain debt and equity ratios and profitability thresholds. The Company issued to the financial institutions a warrant to purchase 50,000 shares of Common Stock at $9.125 per share exercisable prior to February 2, 2001, subject to certain anti-dilution provisions. At June 30, 1996, there was no balance outstanding under the Credit Agreement.

         On June 28, 1996, FPA borrowed $8,507,760 from a third financial institution pursuant to a promissory note due on September 30, 1996 and bearing interest per annum at the higher of the interbank Federal funds rate as announced by such institution and the base rate of interest announced from time to time by such institution. Payments under such promissory note are guaranteed by Foundation Health Corporation.

         California and Arizona Acquisitions - Effective in January 1996, a Professional Corporation acquired the stock of three independent practice associations ("IPAs") in new regions in California. All three were stock acquisitions and were financed through notes payable issued by the Company to the Professional Corporation. In connection with these transactions, the Company obtained funding from the Credit Agreement for a cumulative amount of $6,400,000. The purchase price of the first acquisition was $7,177,331 ($3,900,000 in cash and the remainder through a ten-year note payable) and provides the Company access to the Los Angeles, California market. The second acquisition was made for $6,159,015 ($500,000 in cash and the remainder through a ten-year note payable) and provides the Company access to the Ventura County, California market. The purchase price of the third acquisition was $10,063,654 ($7,000,000 in cash and the remainder through a ten-year note payable) and provides the Company access to the Sacramento, California market.

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

         On June 28, 1996, FPA entered into a stock and note purchase agreement with Foundation Health Corporation and certain of its affiliates (collectively, "Foundation") to acquire all of the outstanding stock of Foundation Health Medical Services, a California corporation ("FHMS") and FHMG/TDMC Medical Group, a California Professional Corporation ("Holding Company"). FHMS provides facilities management, non-physician healthcare professionals and other administrative and management services to Holding Company and its subsidiaries. Holding Company holds the stock of Foundation Health Medical Group, Inc., a California Professional Corporation and Thomas Davis Medical Centers, P.C., an Arizona Professional Corporation. As consideration for the acquisitions, FPA is expected to pay approximately $200 million, comprised of $5 million in cash, $75 million in FPA Common Stock and $120 million in notes. The source of the cash payment is expected to be working capital. The acquisition will be accounted for using the purchase method of accounting. The acquisition is expected to close on or about October 1, 1996, subject to the receipt of regulatory approvals and satisfaction of certain other conditions.

         Effective July 1, 1996, the Company acquired an IPA with approximately 14,000 enrollees in Arizona for $4.0 million ($600,000 in cash and the remainder through a twelve-month note payable). The transaction will be accounted for using the purchase method of accounting.

         Florida Acquisitions - Effective June 1, 1996, FPA acquired all of the outstanding stock of Physicians First, Inc., a wholly-owned subsidiary of Physician Corporation of America, operating 40 primary care clinics in Florida. The clinics have approximately 125 primary care physicians which provide services to approximately 80,000 enrollees. As consideration for the acquisition and a related agreement not to compete, FPA paid approximately $21,600,000, comprised of a $15,000,000 note payable by FPA, 525,000 shares of common stock and warrants to purchase up to 250,000 shares of FPA Common Stock. The acquisition will be accounted for using the purchase method of accounting.

           Effective July 1, 1996, the Company acquired an IPA with approximately 6,000 enrollees in Florida for $16.0 million ($2.4 million in cash and the remainder through a twelve-month note payable). The transaction will be accounted for using the purchase method of accounting.

         Proposed Merger - On May 19, 1996, FPA entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the merger (the "Merger") of Sterling Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of FPA ("Acquisition Sub"), with and into Sterling Healthcare Group, Inc., a Florida corporation ("Sterling"). Pursuant to the Merger, Sterling will become a wholly-owned subsidiary of FPA and each outstanding share of Sterling Common Stock will be converted into 1.4 shares of FPA Common Stock subject to adjustment. There will be no adjustment if the average of the closing price of FPA Common Stock for the fifteen consecutive trading days ending on the date that is five trading days prior to the closing date ("Average Closing Price") is greater than or equal to $14.87 but less than or equal to $16.43. If, however, the Average Closing Price is less than $14.87 or greater than $16.43, the exchange ratio will be adjusted as defined in the Merger Agreement. The companies also have certain rights to terminate the Merger Agreement under certain circumstances if the price per share of FPA's Common Stock is above $18.00 or below $13.30 during a specified period prior to the closing date of the Merger, as provided in the Merger Agreement. The shares of FPA Common Stock to be issued to the Sterling stockholders will be registered on a Registration Statement on Form S-4 filed under the Securities Act of 1933, as amended. The consummation of the Merger is subject to approval by both companies' stockholders, receipt of all necessary regulatory approvals, satisfactory confirmation that the Merger will be treated as a tax-free reorganization and accounted for as a pooling of interests and other customary conditions. The Merger Agreement may be terminated by the parties if the Merger is not consummated by December 31, 1996.

         Licensure - On February 15, 1996, the Company, on behalf of Family and Senior Care, Inc., one of its wholly-owned subsidiaries, completed and filed its restricted license application with the California Department of Corporations (the "Department"). On July 19, 1996, in response to comments from the Department, the Company, on behalf of Family and Senior Care, Inc., filed an amendment to such application. The Department is currently reviewing the application.

         Great Lakes Health Plan ("GLHP") - On March 7, 1996, FPA made an additional capital contribution of $3,000,000 to GLHP in connection with the acquisition by GLHP of a clinic health plan and a number of clinics in Michigan. The acquired plan currently services approximately 15,000 Medicaid enrollees. In July 1996, GLHP was licensed as a health maintenance organization in the state of Michigan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company derives substantially all of its operating revenue from the assignment by the Professional Corporations to FPA of (i) the payments made by payors to the Professional Corporations for medical services and (ii) fee-for-service revenues generated by the Professional Corporations for medical services. Managed care revenue assigned from the Professional Corporations consists primarily of capitation payments and additional compensation derived from shared risk pool agreements with payors based upon efficient utilization of hospital services provided to enrollees in the FPA network. Under payor contracts, in some regions, the Company is responsible for the provision of all medical care for enrollees, including hospital services. Under these arrangements, the Company does not participate in shared risk pools, but receives revenue to cover the services typically paid for by the shared risk pools. The percentage of total operating revenue assigned from Professional Corporations representing capitation revenue, shared risk revenue and fee-for-service revenue was 89.6%, 4.3% and 6.1% for the three months ended June 30, 1996; 89.4%, 4.7% and 5.9% for the six months ended June 30, 1996; 90.6%,
7.0% and 2.4% for the three months ended June 30, 1995 and 90.5%, 5.8% and 3.7% for the six months ended June 30,1995, respectively. Medical services expense incurred consists primarily of capitation payments to primary care physicians and certain specialty care and ancillary providers, payments to non-capitated providers for specialty care paid for on a discounted fee-for-service basis, and payments made to Professional Corporations for medical care provided.

         The Company expects to continue expanding the FPA network through increased market penetration and the acquisition of, and affiliation with, individual and group physician practices and IPAs and related businesses, including, but not limited to, the proposed merger with Sterling Healthcare Group, Inc. and the proposed transaction with Foundation Health Corporation. In January 1996, the Company acquired three independent practice associations in the Los Angeles, Ventura and Sacramento regions of California, which added approximately 82,000 enrollees and 450 primary care physicians to the FPA network. In June, 1996, FPA acquired Physicians First, Inc., operating 40 clinics in Florida, through which 125 primary care physicians provide service to approximately 80,000 enrollees. In July 1996, the Company acquired two independent practice associations, one each in Arizona and Florida providing services to approximately 14,000 and 6,000 enrollees, respectively.

         Listed below is a breakdown of enrollees, payors, primary care physicians and specialists by region at July 31, 1996.

                                  ENROLLEES   NUMBER OF    NUMBER OF       NUMBER OF
                                  ---------   ---------    ---------       ---------
                                               PAYORS     PRIMARY CARE    SPECIALISTS
                                               ------     ------------    -----------
                                                           PHYSICIANS
                                                           ----------
               California           136,582      18            658           2,135
                 Arizona             21,229       3            241             350
               New Jersey            39,121       3            906             238
                Delaware              7,689       1             86              22
             South Carolina           2,146       1            158              28
                  Texas              44,472       5             48             410
                 Florida             95,266       2            143              13
                Michigan             15,197       1             63             417

                  TOTAL             361,702      34          2,303           3,613

RESULTS OF OPERATIONS

         The following table sets forth for the three and six months ended June 30, 1995 and June 30, 1996 selected financial data expressed as a percentage of operating revenue assigned from Professional Corporations.

                                                     THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                     ------------------                        ----------------
                                             JUNE 30, 1995       JUNE 30,1996         JUNE 30, 1995       JUNE 30, 1996
                                             -------------       ------------         -------------       -------------
Operating revenue, assigned from
   Professional Corporations                     100.0%              100.0%               100.0%               100.0%
Medical services expense                          75.3                73.9                 75.8                 73.3
                                            ----------------    ----------------     ----------------    ----------------
                                                  24.7                26.1                 24.2                 26.7
General and administrative expense                21.8                20.8                 25.4                 21.5
                                            ----------------    ----------------     ----------------    ----------------
Income (loss) from operations                      2.9                 5.3                 (1.2)                 5.2
Other income (expense)                              .7                (1.0)                 1.2                  (.9)
                                            ----------------    ----------------     ----------------    ----------------
Income before income taxes                         3.6                 4.3                    0                  4.3
Income tax expense                                 1.3                 1.9                    *                  1.9
                                            ----------------    ----------------     ----------------    ----------------
                                                   2.3%                2.4%                   *                  2.4%
                                            ================    ================     ================    ================

* Less than .1%


THREE MONTHS ENDED JUNE 30, 1996

         The Company's operating revenue assigned from Professional Corporations increased to $59,027,569 for the three months ended June 30, 1996 from $10,261,653 for the three months ended June 30, 1995. This increase resulted primarily from the increase in average enrollment to 274,287 for the three months ended June 30, 1996 from 55,470 for the three months ended June 30, 1995. The increase resulted from the addition of (i) approximately 82,000 additional enrollees in 1996 in the Los Angeles, California, Ventura, California and Sacramento, California regions, (ii) approximately 42,000 and 13,000 additional enrollees in Texas and Arizona, respectively, as a result of 1995 acquisitions,
(iii) growth in East Coast enrollment of approximately 25,000 enrollees, (iv) approximately 13,000 additional enrollees in the San Diego region, (v) approximately 15,000 enrollees in Michigan, and (vi) approximately 87,000 enrollees in Florida for the month of June, which is an average of 29,000 for the three month period. In the second quarter of 1996, the Company generated net fee-for-service revenue assigned from Professional Corporations of approximately $3,598,000 compared to 1995 net fee-for-service revenue of approximately $246,000. The increase is a result of acquisitions of physicians' practices during 1995, the full effect of which is included in the operating results for the three months ended June 30, 1996.

         Medical services expense for the three months ended June 30, 1996 was $43,646,784 or 73.9% of operating revenue assigned from Professional Corporations compared to $7,723,571 or 75.3% of operating revenue assigned from Professional Corporations for the three months ended June 30, 1995. The significant decrease in medical loss ratio from the second quarter of 1995 to the second quarter of 1996 resulted primarily from (i) the capitation of more specialists in the FPA network, thus limiting specialty care costs, (ii) the continuing improvement in medical loss ratio in the East Coast, Los Angeles, California and Sacramento, California regions as a result of the maturity of operations which utilized specialist and hospital services appropriately in those regions, (iii) acquisition of mature managed healthcare companies, and
(iv) increased average revenue per enrollee in new markets.

         General and administrative expense for the second quarter of 1996 was $12,227,393 or 20.8% of operating revenue assigned from Professional Corporations as compared to $2,241,001 or 21.8% of operating revenue assigned from Professional Corporations in the comparable period in 1995. The 1.0% decrease in general and administrative costs as a percentage of operating revenue assigned from Professional Corporations resulted primarily from economies of scale reached as the Company's membership grew. In 1995 the Company hired senior management and other personnel in new regions prior to the addition of a significant number of enrollees.

         For the three months ending June 30, 1996, the Company generated net income of $1,427,080 or $.11 per share as compared to $232,168 or $.03 per share for the three months ending June 30, 1995.

SIX MONTHS ENDED JUNE 30, 1996

         Operating Revenue Assigned from Professional Corporations. The Company's operating revenue assigned from Professional Corporations increased to $98,841,091 for the six months ended June 30, 1996 from $15,744,806 for the six months ended June 30, 1995. This increase resulted primarily from the increase in average enrollment to 245,837 for the six months ended June 30, 1996 from 45,449 for the six months ended June 30, 1995. This increase resulted from the addition of (i) approximately 85,000 additional enrollees in 1996 in the Los Angeles, California, Ventura, California and Sacramento, California regions,
(ii) approximately 38,000 and 13,000 additional enrollees in Texas and Arizona, respectively, as a result of 1995 acquisitions, (iii) growth in East Coast enrollment of approximately 24,000 enrollees, (iv) approximately 16,000 additional enrollees in the San Diego region, (v) approximately 10,000 enrollees in Michigan, and (vi) approximately 87,000 enrollees in Florida for the month of June, which is an average of 14,000 for the six month period. In the first six months of 1996 the Company generated net fee-for-service revenues assigned from Professional Corporations of approximately $5,882,000 as compared to approximately $586,000 for the same period in the prior year. The increase is a result of the acquisitions of physician practices during 1995, the full effect of which is included in the operating results for the six months ended June 30, 1996.

         Medical Services Expense. Medical services expense was $72,493,036 or 73.3% of operating revenue assigned from Professional Corporations for the six months ended June 30, 1996 as compared to $11,929,382 or 75.8% of operating revenue assigned from Professional Corporations for the six months ended June 30, 1995. Medical services expense decreased as a percentage of operating revenue assigned from Professional Corporations during the first six months of 1996 as a result of improved medical loss ratios in the California region as the IPAs acquired in January began operating more efficiently and thus contributing profitability.

         General and Administrative Expense. General and administrative expense for the first six months of 1996 increased to $21,185,818 or 21.5% of operating revenue assigned from Professional Corporations compared to $3,999,450 or 25.4% of operating revenue assigned from Professional Corporations in the comparable period during 1995. The 1996 decrease in general and administrative expense as a percentage of operating revenue from Professional Corporations resulted from the growth of the Company through geographic expansion and the acquisition of additional physician practices without requiring increased senior management and infrastructure.

         Net Income. The Company generated income of $2,338,310 or $.20 per share for the six months ended June 30, 1996, compared to net income of $3,909 or less than $.01 per share for the six months ended June 30, 1995.


QUARTERLY RESULTS

         The following table presents certain quarterly financial information for the eight quarters ended June 30, 1996. In the opinion of management, this information has been prepared on the same basis as the audited financial statements appearing elsewhere in this document and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts presented below to present fairly the quarterly results when read in conjunction with the audited financial statements of the Company and notes thereto. The Company's quarterly results have in the past been subject to fluctuation and, as a result, the operating results for any quarter are not necessarily indicative of results for any future period.

                                                                          QUARTER ENDED
                             ------------------------------------------------------------------------------------------------------
                              SEPT. 30,    DEC. 31,     MARCH 31,     JUNE 30,    SEPT. 30,     DEC. 31,    MARCH 31,    JUNE 30,
                                1994         1994         1995         1995         1995         1995         1996        1996
                             ------------------------------------------------------------------------------------------------------
Operating revenue, assigned
    from Professional
    Corporations             $4,341,721   $5,799,350   $5,483,153   $10,261,653  $14,402,617  $22,544,532  $39,813,522  $59,027,569

Medical services expense      3,140,202    4,474,043    4,205,811     7,723,571   10,264,901   15,562,961   28,846,252   43,646,784
                             ----------   ----------   ----------   -----------  -----------  -----------  -----------  -----------
                              1,201,519    1,325,307    1,277,342     2,538,082    4,137,716    6,981,571   10,967,270   15,380,785
General and administrative
    expense                   1,275,256    1,462,253    1,758,449     2,241,001    3,490,970    5,819,966    8,958,425   12,227,393
                             ----------   ----------   ----------   -----------  -----------  -----------  -----------  -----------
Income (loss) from
     operations                 (73,737)    (136,946)    (481,107)      297,081      646,746    1,161,605    2,008,845    3,153,392
Other income (expense)             (418)      70,717      121,533        70,562        7,758      (10,128)    (276,899)    (612,294)
                             ----------   ----------   ----------   -----------  -----------  -----------  -----------  -----------
Income (loss) before taxes      (74,155)     (66,229)    (359,574)      367,643      654,504    1,151,477    1,731,946    2,541,098
Income tax (benefit)
    expense                     (21,596)        (220)    (131,315)      135,475      300,273      507,155      770,716    1,114,018
                             ----------   ----------   ----------   -----------  -----------  -----------  -----------  -----------
Net income (loss)            $  (52,559)  $  (66,009)  $ (228,259)  $   232,168  $   354,231  $   644,322  $   961,230  $ 1,427,080
                             ==========   ==========   ==========   ===========  ===========  ===========  ===========  ===========

         Operating revenue assigned from Professional Corporations and medical services expense during the first and third quarters have been and continue to be affected by movements of members in payor plans from one plan to another during periods of open enrollment for payors. Retroactive capitation rate increases generally take effect during the second quarter, while medical services expense increases tend to occur ratably throughout the year. Quarterly results may be affected by final settlements of shared risk pool distributions accrued in the previous year. From time to time, the Professional Corporations may receive amounts which differ from such estimated amounts. As the Company adds new payors into the FPA network, the timing of these adjustments may vary and, consequently, quarterly results may be affected in the future, especially due to the start-up of operations in new regions where there is no operating history. Similarly, if medical services expense varies from amounts previously accrued for claims incurred but not reported ("IBNR"), quarterly operating results may fluctuate. A portion of the Company's expansion strategy includes the acquisition of individual and group physician practices by the FPA network, and any such acquisition may materially affect quarterly operating results, causing quarterly fluctuations.

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

         At June 30, 1996, the Company had cash and marketable securities of $3,247,505 and a working capital deficit (current liabilities in excess of current assets) of $26,947,594 compared to cash and marketable securities of $9,329,840 and working capital of $1,525,822 at December 31, 1995. The decrease in cash and marketable securities of $6,082,335 results primarily from (i) approximately $6,719,000 of cash payments in connection with acquisitions, (ii) approximately $2,894,000 for the acquisition of property and equipment, (iii) approximately $1,710,000 used to purchase intangible assets, (iv) approximately $311,000 advanced to an affiliate, (v) approximately $3,000,000 invested in GLHP, (vi) approximately $12,910,000 in payments on notes payable related to acquisitions, and (vii) approximately $788,000 in net payments under a bank line of credit, partially offset by approximately $4,192,000 provided by operations and $16,908,000 borrowed under arrangements with financial institutions, and approximately $1,070,000 received as net proceeds from the sale of stock. At June 30, 1996 approximately 41% of the Company's current liabilities consist of amounts accrued as payable to specialty care physicians and ancillary providers. These accrued liabilities include claims received by the Company which have not yet been paid as well as an estimate of costs for covered medical benefits incurred by enrollees but not yet reported by providers. These amounts are not due and payable until after the provider has presented a claim and are typically paid within 45 business days of receipt of such claims.

The increase in IBNR claims and claims payable from approximately $10,247,000 at December 31, 1995 to approximately $30,576,000 at June 30, 1996 resulted primarily from significantly increased membership.

           On January 29, 1996, the Company entered into a $15,000,000 credit, security, guarantee and pledge agreement (the "Credit Agreement") with two financial institutions. Permitted Borrowings, as defined in the Credit Agreement, generally include acquisitions and capital expenditures. Borrowings under this agreement bear interest at either LIBOR plus 2 1/4% or prime rate plus 3/4%, as defined in the agreement. At June 30, 1996, there was no balance outstanding under the Credit Agreement.

         On June 28, 1996, FPA borrowed approximately $8,508,000 from a third financial institution pursuant to a promissory note due on September 30, 1996 and bearing interest per annum at the higher of the interbank Federal funds rate as announced by such institution and the base rate of interest announced from time to time by such institution. Payments under such promissory note are guaranteed by Foundation Health Corporation.

         The increase in long-term debt from approximately $12,784,000 at December 31, 1995 to approximately $44,590,000 at June 30, 1996 results primarily from approximately 16,908,000 in borrowings under arrangements with financial institutions and the issuance of notes payable and assumption of long-term debt in connection with acquisitions of physician practice assets of approximately $27,237,000 net of repayments of acquisition debt of approximately $12,910,000.

         The Company believes that its cash on hand and anticipated cash flows from its operations will be sufficient to meet the Company's operating capital needs through approximately the third quarter of 1996. The Company intends to obtain additional financing to support planned expansion including the proposed transaction with Foundation Health Corporation through an expansion of a line of credit facility to approximately $150 million. To the extent that this additional financing is not available, the Company may delay certain potential acquisitions or certain geographic expansion or may seek alternate sources of financing. Additionally, management is reviewing the opportunities for and timing of a permanent capital financing.

         The strategy to expand the FPA network involves the acquisition of individual and group physician practice assets and related businesses. Such acquisitions may be consummated using cash, stock, notes or any combination thereof. Management does not believe that inflation will have a material effect on the operations of the Company.

PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders on June 6, 1996, the following matters were submitted to a vote of the Registrant's stockholders:

1. Election of Directors: The following directors were elected until the annual meeting of stockholders in 1999 and until their respective successors are duly elected and qualified.

NAME OF DIRECTORS                   VOTES FOR                       VOTES WITHHELD
- -----------------                   ---------                       --------------
Dr. Seth Flam                       10,752,829                      166,009
Dr. Howard Hassman                  10,752,829                      166,009
Sheldon Derezin                     10,752,829                      166,009

Dr. Sol Lizerbram, Dr. Michael Feinstein, Dr. Kevin Ellis and Harvey Wilson continue as directors of the Registrant.

2. Amendment of the Registrant's Certificate of Incorporation, as amended and restated, to increase the number of shares of Common Stock, $.002 par value per share, from 18,000,000 to 98,000,000.

VOTES FOR                           VOTES AGAINST                   ABSTENTIONS
- ---------                           -------------                   -----------
9,554,343                           1,248,111                       43,378

3. Amendment of the Registrant's Certificate of Incorporation, as amended and restated, to authorize the Board of Directors, without any vote or action by the stockholders, to cause Preferred Stock to be issued in series with such voting rights and such designations, preferences and relative participating, optional or other special rights as the Board may determine.

VOTES FOR                           VOTES AGAINST                   ABSTENTIONS
- ---------                           -------------                   -----------
5,671,444                           2,703,485                       348,884

4. Amendment of the Registrant's Omnibus Stock Option Plan (the "Omnibus Plan") to increase from 1,500,000 to 2,500,000 the number of shares of the Registrant's Common Stock for which options may be granted under the Omnibus Plan.

VOTES FOR                           VOTES AGAINST                   ABSTENTIONS
- ---------                           -------------                   -----------
6,008,925                           2,471,369                       54,691

5. Ratification of the selection of Deloitte & Touche LLP as the Registrant's independent auditors for the year ending December 31, 1996.

VOTES FOR                           VOTES AGAINST                   ABSTENTIONS
- ---------                           -------------                   -----------
10,900,271                          6,600                           11,967


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (b) Reports on Form 8-K and Form 8-KA: The Company filed the following Reports on Form 8-K since March 31, 1996:


                           Date of Report                Item Reported
                           --------------                -------------
                           May 19, 1996                  5,7
                           June 21, 1996                 2,5,7

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



                                           FPA MEDICAL MANAGEMENT, INC.
                                           ----------------------------
                                                    (Registrant)


DATE: August 13, 1996                      /S/ SETH FLAM
                                           -------------------------------------
                                           SETH FLAM
                                           CHIEF EXECUTIVE OFFICER
                                           (PRINCIPAL EXECUTIVE OFFICER)

DATE: August 13, 1996                      /S/ STEVEN M. LASH
                                           -------------------------------------
                                           STEVEN M. LASH
                                           CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL OFFICER)