Form 10-K/A
period 1995-12-31
FPA MEDICAL MANAGEMENT INC
filed 1996-10-03
CIK 920173

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K/A

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 [FEE REQUIRED]

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934
  [NO FEE REQUIRED]

  FOR THE TRANSITION PERIOD FROM     TO

                        COMMISSION FILE NUMBER 0-24276

                               ----------------

                         FPA MEDICAL MANAGEMENT, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              33-0604264
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

      2878 CAMINO DEL RIO SOUTH,                        92108
              SUITE 301,                             (ZIP CODE)
             SAN DIEGO, CA
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

Registrant's telephone number, including area code: (619) 295-7005

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, $.002 PAR VALUE PER SHARE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant at March 18, 1996 was $103,345,563.

  The number of shares outstanding of the registrant's Common Stock as of March 18, 1996 was 11,191,500.

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE IN THIS FORM
                                     10-K.

   1. PROXY STATEMENT FOR THE 1996 ANNUAL MEETING OF STOCKHOLDERS (PART III)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL

  FPA Medical Management, Inc. ("FPA") is a national healthcare management service organization ("MSO") which organizes and manages primary care physician practices and networks that contract with health maintenance organizations ("HMOs") and other prepaid health insurance plans (collectively, "Payors") to provide physician and related healthcare services to Payor members ("enrollees") who select FPA primary care physicians. FPA's relationships with its affiliated professional corporations (the "Professional Corporations"), other providers of medical services and Payors (collectively, the "FPA Network") offer physicians the opportunity to participate more effectively in managed care programs by organizing physicians within geographic areas to contract with HMOs. FPA also assumes administrative functions necessary in a managed care environment, related to claims adjudication, utilization management of medical services, Payor contract negotiations and the operation of management information systems. Management believes that FPA's management model is appealing to physicians because it allows the physicians to keep control of their own practices while participating in a managed care program.

  The FPA Network currently consists of approximately 2,200 primary care physicians and 3,600 specialty care physicians in eight states and 23 Payors providing healthcare coverage to approximately 212,000 enrollees in five states. The majority of these enrollees are in California, where FPA began its operations and where it currently manages healthcare services for approximately 132,000 enrollees of 11 Payors.

  Through the Professional Corporations, the FPA Network manages all covered primary and specialty medical care for each enrollee in exchange for a fixed monthly capitation payment pursuant to Payor contracts. Specialty care physician services, in-patient hospitalization and certain other services are managed by primary care physicians, are subject to pre-authorization guidelines, and are provided through contracts negotiated by FPA for the Professional Corporations based on discounted fee-for-service, per diem or capitation rates. Contracts with Payors and primary care physicians generally include shared risk arrangements and other incentives designed to encourage the provision of high-quality, cost-effective healthcare. Under these arrangements, the Professional Corporations are able to earn additional compensation when high-quality healthcare is provided and appropriate utilization of certain specialty physician care and hospitalization is achieved.

  The Payor and provider contracts are approved and entered into by the Professional Corporations. The capitation payment received from a Payor is assigned by the Professional Corporation to FPA pursuant to an administrative services agreement between the Professional Corporation and FPA. FPA in turn remits a portion of the capitation payment on behalf of the Professional Corporation to the primary care physicians in the FPA Network based on the number of enrollees each physician covers, regardless of the amount of medical care provided.

NATURE OF FPA'S BUSINESS

  FPA's business, by its nature, is subject to various risks, including, but not limited to, difficulties in controlling healthcare costs, difficulties in accurately estimating revenue from shared risk arrangements and accruals for medical services provided but not reported, uncertainty of future expansion, dependence on primary care physicians and possible negative effects of government regulation.

  FPA's profitability primarily depends upon its ability to pay out less in medical and administrative costs than the capitation revenue it receives from Payors. The failure of FPA to effectively manage the provision of medical services by physicians in the FPA Network could have an adverse effect on FPA.

  The future growth of FPA is dependent on (i) a continued increase in the number of enrollees in the FPA Network through affiliations with, or acquisitions of, additional physician practices and by expanding relationships with existing Payors and entering into agreements with new Payors and (ii) FPA's ability to retain existing and attract additional primary care physicians. If FPA is not successful in affiliating or acquiring additional physician groups or is unable to retain existing or attract additional primary care physicians into the FPA Network, FPA's business could be negatively affected.

  The healthcare industry is subject to extensive federal and state legislation. Changes in the regulations or reinterpretations of existing regulations could significantly affect the business of FPA.

THE MANAGED HEALTHCARE INDUSTRY

  Medical services traditionally have been provided on a fee-for-service basis with insurance companies assuming responsibility for paying all or a portion of such fees. The increase in medical costs under traditional indemnity healthcare plans has been caused by a number of factors, including, but not limited to, the lack of incentives on the part of healthcare providers to deliver cost-effective medical care and the absence of controls over the utilization of costly specialty care physicians and hospitals.

  As a result of escalating healthcare costs, employers, insurers and governmental entities have all been seeking cost-effective approaches to the delivery of and payment for quality healthcare services. HMOs and other managed healthcare organizations have emerged as integral components in this effort. HMOs enroll members by entering into contracts with employer groups or directly with individuals to provide a broad range of healthcare services for a capitation payment, with minimal or no deductibles or co-payments required of the members. HMOs, in turn, contract either directly with physicians, or through organizations like FPA, hospitals and other healthcare providers to administer medical care to HMO members. These contracts provide for payment to the provider on either a discounted fee-for-service or per diem basis, or through capitation payments based on the number of members covered, regardless of the amount of necessary medical care required within the covered benefits.

  In response to the growth in HMO penetration, several provider group models have evolved pursuant to which Payors generally shift certain administrative and economic burdens to physicians. Administrative burdens include justifying medical procedures, seeking authorization for tests and surgical procedures and responding to additional oversight from Payors. These burdens have been exacerbated by the proliferation of HMOs, which require physicians to comply with multiple formats for claims processing, credentialing and other administrative reporting requirements. As a result, physicians' operating expenses and the number of hours devoted to non-medical activities have increased. In addition to adding these administrative pressures, by capitating payments to physicians, HMOs, in effect, have also begun to shift to physicians a significant portion of the economic risk of providing healthcare. These arrangements exert more pressure on the physician to reduce costs and unnecessary medical treatments while continuing to deliver quality medical care.

  To relieve these administrative and economic burdens, physicians have begun to outsource to third parties, such as MSOs, both the management of economic risk and the non-medical management tasks associated with the practice of medicine. MSOs provide management and other administrative services to physicians and, in certain circumstances, manage a portion of the economic risk involved in providing healthcare. MSOs also help physician groups by negotiating capitation rates and incentive payment arrangements with Payors.

THE FPA NETWORK

  The FPA Network currently has contracts to provide services to approximately 212,000 enrollees of 23 Payors, which enrollees are serviced by approximately 2,200 primary care physicians. Listed below is a breakdown of Payors, enrollees and primary care physicians by region.

                                         FULLY DELEGATED         PRIMARY CARE
                                            ENROLLEES             PHYSICIANS
   REGION                                (APPROXIMATELY) PAYORS (APPROXIMATELY)
   ------                                --------------- ------ ---------------
California..............................     132,000       11          602
New Jersey..............................      25,000        3          830
Delaware................................       5,000        1           83
Arizona.................................      12,000        3          174
Texas...................................      38,000        5           33
Pennsylvania............................         --       --           382
South Carolina..........................         --         1           91
                                             -------      ---        -----
  Total.................................     212,000       23        2,195
                                             =======      ===        =====

 Medical Providers

  FPA currently is affiliated with approximately 2,200 primary care physicians (family practice, internal medicine and pediatrics), approximately 602, 830, 83, 174, 33, 382 and 91 of whom practice in the California, New Jersey, Delaware, Arizona, Texas, Pennsylvania and South Carolina, respectively.

  The Professional Corporations also provide covered healthcare benefits that are unavailable directly from primary care physicians in the FPA Network through contracts with specialty care physicians or other ancillary providers who are compensated on a discounted fee-for-service or capitated (i.e., a fixed fee per enrollee paid to the provider regardless of the amount of the care provided to enrollees in the FPA Network) basis. The FPA Network currently includes approximately 2,500 specialty care physicians in California. In Pennsylvania and New Jersey, FPA depends on relationships developed by the affiliated primary care physicians in those areas to identify and contract with specialty care physicians. Currently FPA is negotiating specialty care and hospital contracts with several major institutions in New Jersey. In Arizona and Texas, the FPA Network has relationships with approximately 360 and 370 specialty care physicians, respectively.

  One of the Professional Corporations, in conjunction with its Payors, has contracted with 18 hospitals and outpatient facilities in California for discounted inpatient and outpatient rates. Pursuant to its agreements with three Payors, the Professional Corporation in New Jersey has access to discounted fee arrangements with 80 hospitals. Contracts currently provide for fixed per diem rates for inpatient services and fixed fees for specific outpatient services, each based on specific procedures. The rates set forth in these contracts generally reflect a discount from usual and customary charges. FPA is currently negotiating preferred inpatient rates at other facilities in New Jersey. In Arizona, a Professional Corporation has discounted fee-for-service, per diem and capitated arrangements with 25 hospitals in the Phoenix area to provide inpatient and outpatient services. In Texas, a Professional Corporation has negotiated fee-for-service, per diem and capitated arrangements with 14 hospitals in the San Antonio area to provide inpatient and outpatient services.

 Payor Relationships

  FPA's revenue is generated through the assignment of payments made from Payors to the Professional Corporations. The Professional Corporations' agreements with Payors are for terms between one and ten years, with automatic renewal periods. Payments by Payors typically are separated into two categories: (i) capitation payments to cover outpatient and/or inpatient services; and (ii) payments from shared risk arrangements which relate to hospital and other services provided to enrollees. The balance of the assigned revenue is retained by FPA pursuant to the terms of the administrative services agreements. To the extent that shared risk pools, from which funds are utilized to provide inpatient hospitalization and other services not covered by the outpatient capitated payments, are not fully depleted, the Payors generally share the surplus with hospitals and the Professional Corporations that assign these revenues to FPA. Inefficient healthcare management by either FPA, hospitals or physicians could cause such shared risk pools to be depleted.

  Administrative Services Agreements. FPA has entered into administrative services agreements with the Professional Corporations which delegate to FPA certain administrative, management and support functions which are required by physicians in the practice of medicine (the "Administrative Services Agreements"). Pursuant to the Administrative Services Agreements, FPA generally provides facilities, fixtures and equipment for the provision of all medical services. The Administrative Services Agreements generally have either
(i) initial terms of 10 years and are renewable for an additional 10-year period at FPA's election and thereafter renew automatically for a third 10-year term unless either party elects to terminate or (ii) a term of 40 years.

  Pursuant to the Administrative Services Agreements, the Professional Corporations have assigned to FPA, as agent for the Professional Corporations and as security for the payment to FPA of its management fee, substantially all revenue received by the Professional Corporations except that Family Practice Associates of San Diego, an Osteopathic Corporation, one of the Professional Corporations, retains the rights to its fee-for-service revenue and provides for its own operating costs. "Revenue" is generally defined as all capitated sums which the Professional Corporations receive or become entitled to receive for the performance of medical services by physicians employed by or under contract with the Professional Corporations, all fee-for-service revenue and substantially all shared risk pool revenue received. Amounts that may not be assigned to FPA under applicable law (including traditional fee-for-service Medicare payments) are not included in the revenue assigned to FPA. As compensation for services rendered to the Professional Corporations by FPA under the Administrative Services Agreements, FPA receives a management fee, which consists of assigned revenues minus the costs associated with the provision of medical care and general and administrative expenses. FPA remits a portion of the capitation payments on behalf of the Professional Corporations to the primary care physicians in the FPA Network based on the number of enrollees each physician covers, regardless of the amount of medical care provided. Pursuant to the Administrative Services Agreements, the Professional Corporations appoint FPA as collection and disbursement agent to collect receivables and disburse funds required to discharge obligations arising from the Payor agreements.

  FPA plans to enter into similar Administrative Services Agreements with Professional Corporations in states other than California, Pennsylvania, Delaware, New Jersey, Texas and Arizona. Those medical corporations will be regulated by the laws of those states, and accordingly, modifications to the existing management agreement structure may be made to comply with state law.

 Management Services

  FPA provides management services to physicians, hospitals and Payors in the FPA Network. FPA's services include: (i) comprehensive management information systems ("MIS") that collect and assimilate data necessary for monitoring and managing healthcare costs; (ii) claims administration and billing services;
(iii) utilization management of medical services and related financial reporting and analysis; (iv) care coordination and case management assistance for enrollees requiring medically complex or long-term healthcare; (v) monitoring of the quality and cost of hospital and ancillary care; and (vi) credentialing and recruiting of physicians.

  Management Information Systems. FPA maintains an on-line database that provides inpatient and outpatient utilization statistics and patient encounter reporting and tracking. FPA believes that the availability of timely information on utilization patterns improves primary care physician productivity and effectiveness. These data also play an integral role in the specialty care physician and hospital utilization control process by enabling the medical directors and utilization control nurses to monitor encounter data, case management decisions and patient outcomes. In addition, the MIS assist FPA in performing various administrative functions, including insurance verification, payment of accounts payable, financial reporting and claims payment. The MIS also include the customer service documentation system which assists FPA in resolving concerns enrollees may have and in evaluating patient and physician satisfaction.

  Claims Administration and Billing Services. FPA possesses complete medical bill review and claims processing capabilities. These capabilities include determining enrollee eligibility, identifying appropriate benefits, issuing payments to providers, processing hospital and outpatient facility charges for the payment of claims and providing and analyzing encounter data. As a service to certain Professional Corporations, FPA performs fee-for-service billing and collections. Billing staff register fee-for-service patients, send monthly statements and pursue collection.

  Utilization Management. Physicians within the FPA Network have established a utilization management program to help ensure the delivery of high quality, cost-effective healthcare. Utilization management encourages physicians in the FPA Network to provide cost-effective, quality care by emphasizing preventive medicine and by eliminating unnecessary tests, procedures, surgeries, hospitalizations and referrals to specialty care physicians. Referrals to specialty care physicians and all hospital admissions, with the exception of emergencies, generally require prior approval by the utilization management committees of the various Professional Corporations. The utilization management committee has established guidelines for routine referrals which can be authorized by the committee's staff. Following admission, a patient's status is monitored daily by a member of the utilization management committee, in conjunction with the admitting physician or in-house intensivist, to assure timely and appropriate hospital discharge. A member of the utilization management committee coordinates with hospital nurses for discharge planning and use of sub-acute alternatives to hospitalization. FPA has developed separate utilization management committees on a regional basis due to expansion into new geographic markets.

  Case Management. Case management is a service administered by the various utilization management committees and is a clinical and administrative process by which healthcare services are identified, coordinated, implemented and evaluated on an ongoing basis for enrollees experiencing selected health problems. Such selected health problems include chronic disability, complex medical cases or problems requiring long-term care. Case management involves the coordination of a variety of services, including home nursing, home infusion and the provision of durable medical equipment. This approach provides a continuum of quality care throughout the extended treatment period.

  Quality Assurance. The FPA Network maintains, as a service to both its physicians and Payors, a comprehensive quality assurance program designed to improve patient care. The quality assurance program incorporates peer review, patient satisfaction surveys, medical records audit, continuing medical staff development and regular continuing medical education seminars as required by accrediting organizations, state law and licensing requirements. Medical staff development includes the provision of training and support programs to encourage the team-oriented delivery of high quality, cost-effective medical care.

  Physician Credentialing and Recruitment. As a service to Payors and the Professional Corporations, FPA verifies that the credentials of physicians in the FPA Network meet the minimum requirements specified in Payor contracts. In addition, FPA assists the Professional Corporations in the recruitment of highly competent physicians who share in the philosophy of prepaid managed healthcare. The recruitment process includes a lengthy series of interviews and reference checks incorporating a number of credentialing and competency assurance protocols. All of the FPA Network's physicians are licensed to practice medicine in the state where they provide medical services and are generally either board certified or board eligible.

 Contracts with Providers

  The FPA Network, through the Professional Corporations and Payors, contracts with a variety of providers, including primary and specialty care physicians, hospitals and other ancillary providers. These agreements generally have terms up to three years, are automatically renewable and are terminable by either party on the following December 31 upon at least 90 days' prior notice. A primary care physician's affiliation and compensation arrangement with a Professional Corporation may take one of several forms. The physician may be (i) an individual or a member of a group practice or an independent practice association ("IPA") which (a) contracts with FPA and a Professional Corporation for FPA's services and receives capitation payments based on the number of enrollees and is entitled to additional compensation based upon efficiency in utilizing the services of specialty care providers, subject to other factors including but not limited to compliance with contractual quality standards or (b) enters into a joint venture with FPA and one of its Professional Corporations; or (ii) an individual or group practice of physicians which sells to FPA and a Professional Corporation the assets of its practice and receives as compensation for employment a base salary and productivity bonus, or receives a percentage of net collections of the practice determined in accordance with applicable law. The physician or group which sells its practice still practices medicine in the same location. While such physician or group is employed and paid by a Professional Corporation, FPA provides most employees and administrative services to such physician or group. In general, a primary care physician is entitled to earn additional compensation if the medical practice, determined in accordance with applicable law, meets certain targets.

  In November 1994, the Board of Directors approved a physician stock option program effective January 1, 1995. Under this program, physicians will be eligible to receive options to purchase FPA's Common Stock if they reach objective standards set by FPA.

  The compensation structures for primary care physicians are set to be competitive within the geographic area in which each physician is employed. FPA currently surveys physician compensation patterns and programs in HMO and other group practice settings to ensure that FPA Network physicians' compensation and benefits are competitive.

  Specialty care providers contract with a Professional Corporation to provide medical services to enrollees and are compensated on a discounted fee-for-service or capitated basis. Hospital and affiliated medical facilities contract with a Professional Corporation and Payors to provide both inpatient and outpatient services to enrollees on a fee-for-service, per diem or capitated basis, which are discounted from customary charges.

 Contracts with Payors

  FPA arranges for contracts between Payors and the Professional Corporations. These contracts generally provide for terms of one to three years, with automatic renewal periods, terminable upon prior notice (generally between 30 and 180 days) by either party. These contracts obligate the Professional Corporations to deliver covered medical benefits and to coordinate all inpatient and outpatient care for enrollees. Under most of these arrangements, the Professional Corporation receives a capitation payment for each Payor enrollee who selects a primary care physician who is employed by or affiliated with such Professional Corporation. These capitation payments, in turn, are assigned to FPA pursuant to FPA's administrative services agreement with the Professional Corporation. The Professional Corporations, however, retain a level of risk for the provision of appropriate medical care. In addition, these contracts typically provide for bonuses derived from shared risk arrangements and provide other financial incentives designed to encourage efficient utilization of hospital and other medical services provided to enrollees. To encourage efficient utilization of hospital and related services, the Payor contracts typically establish a yearly shared risk pool from which all payments for hospitalization and other specified services are deducted. At the end of the period, the Professional Corporation is entitled to a portion of any excess amounts over actual expenditures deducted from the pool. Certain of the Payor contracts which are material to FPA obligate the Professional Corporation to bear a portion of any deficit in this fund. To date, however, neither FPA nor any Professional Corporation has been called upon to pay any deficit. Typically, when such deficits do occur, they are carried forward and offset against future surpluses. Additionally, some Payor contracts contain similar arrangements with respect to other specialty care services. FPA has negotiated "attachment points" for stoploss insurance independent of Payor contracts, which represent the contractual limit, generally $15,000 per year for outpatient services and $50,000 per year for inpatient services, relating to FPA's financial exposure on individual enrollees. FPA believes it has negotiated favorable attachment points for the FPA Network's enrollees.

  In 1995, revenue from two Payors, PacifiCare of California (including the senior program) and Medigroup, Inc., each exceeded 10% of FPA's operating revenue, assigned from Professional Corporations, and collectively accounted for approximately 41% of FPA's operating revenue, assigned from Professional Corporations.

 Competition

  The healthcare industry is highly competitive and is subject to continuing changes in how services are provided and how providers are selected and paid. Generally, FPA and the Professional Corporations compete with any entity that contracts with Payors for the provision of prepaid healthcare services. The FPA Network also competes with other companies, including other MSOs, which provide management services to healthcare providers. Certain competitors are significantly larger and better capitalized than FPA, provide a wider variety of services, have greater experience in providing healthcare management services and have longer-established relationships with buyers of such services than does FPA.

GOVERNMENTAL REGULATION

  The healthcare industry is highly regulated, and there can be no assurance that the regulatory environment in which FPA operates will not change significantly in the future. Generally, regulation of healthcare companies is increasing.

  Various proposals affecting federal and state regulation of the healthcare industry, including limitations on Medicare and Medicaid payments, have been introduced in the past, including provisions in legislation currently pending which would reduce funds available for the Medicare program.

  Federal law and the laws of the states where FPA and the Professional Corporations currently operate generally specify who may practice medicine and limit the scope of relationships between medical practitioners and other parties. Under such laws, FPA is prohibited from practicing medicine or exercising control over the provisions of medical services. In order to comply with such laws, the FPA Network is organized so that all physician services are offered by the physicians who are employed by or affiliated with the Professional Corporations. FPA does not employ practicing physicians as practitioners, exert control over their decisions regarding medical care or represent to the public that it offers medical services. FPA has entered into administrative services agreements with the Professional Corporations which delegate to FPA the performance of certain administrative, management and support functions. FPA believes that the services it provides to the FPA Network do not constitute the practice of medicine under applicable laws.

  Every state imposes licensing requirements on individual physicians and on facilities and services operated by physicians. In addition, federal and state laws regulate HMOs and other managed care organizations with which the physician groups may have contracts. Many states require regulatory approval, including certificates of need, before establishing or expanding certain types of healthcare facilities, offering certain services or making expenditures in excess of statutory thresholds for healthcare equipment, facilities or programs. Some states also require licensing of third-party administrators, entities performing utilization management functions and collections agencies. One of FPA's subsidiaries has obtained a third-party administrator and utilization management license in South Carolina. In connection with its existing operations and its expansion into new markets, FPA believes it is in compliance with all such laws and regulations and current interpretations thereof, but there can be no assurance that such laws, regulations or interpretations will not restrict expansion or affect operations in the future or that additional laws and regulations will not be enacted. The ability of FPA to operate profitably will depend in part upon FPA and its affiliated physician groups obtaining and maintaining all necessary licenses, certificates of need and other approvals and operating in compliance with applicable healthcare regulations.

  Federal law prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for, or in order to induce: (i) the referral of a person for services, (ii) the furnishing or arranging for the furnishing of items or services, or (iii) the purchase, lease or order of arranging or recommending purchasing, leasing or ordering of any item or service, in each case, reimbursable under Medicare or Medicaid. Pursuant to this anti-kickback law, the federal government has recently announced a policy of increased scrutiny of joint ventures and other transactions among healthcare providers in an effort to reduce potential fraud and abuse relating to Medicare patients. The applicability of these provisions to many kinds of business transactions in the healthcare industry has not yet been subject to judicial and regulatory interpretation. In addition, federal legislation currently restricts the ability of physicians to refer patients to entities in which they have an ownership interest or compensation arrangement for clinical laboratory services. Effective January 1, 1995, the federal anti-referral legislation extended to entities that provide certain other "designated health services." Many states, including those in which FPA presently does business, have similar anti-kickback and anti-referral laws.

  A violation of the federal anti-kickback statute generally requires several elements: (i) the offer, payment, solicitation or receipt of remuneration;
(ii) the intent to induce referrals; and (iii) the ability of the parties to make or influence referrals of patients for services reimbursable under Medicare or Medicaid programs or to provide items or services reimbursable under such programs. Noncompliance with, or violation of, the federal anti-kickback legislation can result in exclusion for Medicare and Medicaid programs and civil and criminal penalties. With respect to the self-referral prohibition, the entity and the referring physician are prohibited from receiving Medicare or Medicaid reimbursement for services rendered. Similar penalties are provided for violation of state and anti-kickback and anti-referral laws. The federal government has promulgated "safe harbor" regulations that identify certain business and payment practices which are deemed not to violate the federal anti-kickback statute. Although FPA's business does not fall within certain of the current or proposed safe harbors, FPA believes that its operations materially comply with such statutes and regulations.

  FPA believes that its business operations do not involve the offer, payment, solicitation or receipt of remuneration to induce referrals of patients because compensation arrangements with primary care physicians who make referrals are designed to discourage referrals to the extent they are unnecessary. These physicians are paid either on a capitation or fee-for-service basis and do not receive any financial benefit from making referrals. FPA also believes that its business arrangements do not involve the referral of patients to entities with whom referring physicians have an ownership interest or compensation arrangement within the meaning of federal and state anti-referral laws, because most referrals are made directly to other providers rather than to entities in which referring physicians have an ownership or compensation arrangement. FPA further believes its compensation arrangements with physicians fall within various exceptions to state and federal anti-referral laws, including exceptions for ownership or compensation arrangements with certain managed care organizations and for physician incentive plans that limit referrals. In addition, FPA believes that the methods used to acquire existing physician practices and to recruit new physicians do not violate anti-kickback and anti-referral laws and regulations. Should any of FPA's business arrangements be deemed to constitute arrangements designed to induce the referral of Medicare or Medicaid patients or to involve referrals to entities with whom the referring physician has an ownership interest or compensation arrangement, then such arrangements could be viewed as possibly violating anti-kickback or anti-referral laws and regulations. A determination of liability under any such law could have a material adverse effect on FPA's revenue.

  Federal and state laws regulate insurance companies, HMOs and other managed care organizations. Generally, these laws apply to entities that accept financial risk. Certain of the risk arrangements entered into by FPA could be characterized by some states as the business of insurance. FPA, however, believes that the acceptance of capitation payments by a healthcare provider does not constitute the conduct of the business of insurance. Many states also regulate the establishment and operation of networks of healthcare providers. Generally, these laws do not apply to the hiring and contracting of physicians by other healthcare providers. There can be no assurance that regulators of the states in which FPA operates would not apply these laws to require licensure of FPA's operations as an insurer or provider network. FPA believes that it is in compliance with these laws in the states in which it does business, but there can be no assurance that future interpretations of these laws by the regulatory authorities in these states or the states in which FPA may expand will not require licensure or a restructuring of some or all of FPA's operations. In the event that FPA is required to become licensed under these laws, the licensure process can be lengthy and time consuming and, unless the regulatory authority permits FPA to continue to operate while the licensure process is progressing, FPA could experience a material adverse change in its business while the licensure process is pending. In addition, many of the licensing requirements mandate strict financial and other requirements which FPA may not immediately be able to meet. Further, once licensed, FPA would be subject to continuing oversight by and reporting to the respective regulatory agency.

  In February 1996, following a dialogue with the California Department of Corporations (the "Department") regarding whether FPA's operations classified it as a healthcare service plan (i.e., HMO) within the meaning of California law, FPA, on behalf of one of its subsidiaries, filed a restricted license application with the Department. Based on discussions with the Department and the advice of its California regulatory counsel, FPA believes that it will be able to meet the requirements for licensure. FPA believes that its operations will not have to be interrupted during the licensure process. Notwithstanding the foregoing, there can be no assurance that FPA's license application will be approved by the Department. The failure to receive such license would cause FPA to alter the way FPA conducts business in the State of California and could have a material adverse effect on the future operations of FPA in the State of California.

MALPRACTICE INSURANCE

  FPA requires all physicians in the FPA Network to carry certain minimum amounts of malpractice insurance coverage. While FPA does not maintain its own malpractice insurance, FPA is included as a named or additional insured on policies of certain of the Professional Corporations. FPA also maintains an errors and omissions insurance policy which covers utilization review activities.

EMPLOYEES

  At March 1, 1996, FPA had approximately 650 full-time employees. None of the employees is subject to a collective bargaining agreement. Management believes that its employee relations are good.

ITEM 2. PROPERTIES.

  FPA leases administrative office space in each of its regions, as follows:

          REGION                                  SQUARE FEET TERMINATION DATE
          ------                                  ----------- -----------------
   San Diego, CA.................................    25,000   May 14, 1999
   Sacramento, CA................................     5,000   June 15, 2001
   Los Angeles, CA...............................    16,000   December 12, 2000
   Newtown Square, PA............................    13,000   October 31, 2000
   Phoenix, AZ...................................    10,000   January 31, 2001
   San Antonio, TX...............................    36,000   October 30, 2005
                                                    -------
     Total.......................................   105,000
                                                    =======

  FPA also leases certain other small administrative offices and various medical office spaces for the health centers that FPA and the Professional Corporations operate. As FPA and the Professional Corporations acquire additional physician practices, management expects that FPA and the Professional Corporations will enter into additional medical office space leases.

ITEM 3. LEGAL PROCEEDINGS.

  FPA is party to certain legal actions arising in the ordinary course of business. In the opinion of FPA's management, liability, if any, under these claims is adequately covered by insurance or will not have a material effect on FPA's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

 Executive Officers of the Registrant

  Set forth below is information about the executive officers of FPA. The offices referred to below are offices of FPA unless otherwise indicated.

  All executive officers are elected to serve at the pleasure of the Board of Directors. Set forth below is information about the executive officers of FPA.

  Dr. Sol Lizerbram (48), Chairman of the Board and President since 1986.

  Dr. Seth Flam (37), Chief Executive Officer since 1986.

  Dr. Howard Hassman (39), Executive Vice President--Corporate Development since September 1994; Chief Financial Officer from 1986 to September 1994.

  Dr. Kevin Ellis (39), Chief Medical Officer since April 1995. Chief Operating Officer from 1988 until April 1995.

  Steven M. Lash (42), Executive Vice President and Chief Financial Officer since September 1994. Executive Vice President for Institutional Care at Sharp HealthCare, a healthcare system providing medical services throughout San Diego, California, from April 1993 to September 1994; Senior Vice President of Business Affairs and Chief Financial Officer of San Diego Hospital Association, doing business as Sharp HealthCare, from 1981 to April 1993.

  Robert J. Burg (40), Executive Vice President--East Coast since December 1994. Executive Vice President and Chief Operating Officer, Memorial Health Alliance, a healthcare delivery system in southern New Jersey, from 1990 until May 1994.

  James A. Lebovitz (38), Senior Vice President, General Counsel and Secretary since March 1996. Partner, Ballard Spahr Andrews & Ingersoll, a law firm, from 1991 until March 1996.

  Cheryl A. Moore (30), Controller since January 1994; Vice President and Chief Accounting Officer since August 1994. Audit manager, Deloitte & Touche, from 1993 to January 1994; auditor, Deloitte & Touche, from 1988 to 1993.

                                    PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  FPA's Common Stock has traded on The Nasdaq Stock Market under the symbol FPAM since the effective date of FPA's registration statement which registered shares of FPA's Common Stock in FPA's initial public offering on October 20, 1994. For the period October 20, 1994 through December 31, 1994, the high and low bids for FPA's Common Stock were $6.25 and $5.13, respectively. The table below shows the high and low bids for FPA's Common Stock for each quarter during 1995.

       1995                                                       HIGH    LOW
       ----                                                      ------- ------
     1st Quarter................................................ $11.250 $6.000
     2nd Quarter................................................  12.500  7.875
     3rd Quarter................................................  12.125  8.875
     4th Quarter................................................   9.750  5.875

  At March 18, 1996, there were approximately 180 holders of record of Common Stock. FPA declared no cash dividends during 1994 or 1995 and has no plans to declare cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

  The following statement of operations data and balance sheet data have been derived from the consolidated financial statements of the Company. The consolidated balance sheets of the Company as of December 31, 1994 and 1995 and the related consolidated statements of operations for each of the three years in the period ended December 31, 1995 have been audited by Deloitte & Touche LLP, independent auditors, whose report is included elsewhere in this filing. The consolidated balance sheets as of December 31, 1991, 1992 and 1993 and the related consolidated statements of operations for the years then ended have also been audited. The selected financial data below should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                          YEAR ENDED DECEMBER 31,
                         ------------------------------------------------------------
                            1991        1992        1993         1994        1995
                         ----------  ----------  -----------  ----------- -----------
CONSOLIDATED STATEMENT
 OF OPERATIONS:
Operating revenue,
 assigned from
 Professional
 Corporations........... $1,321,682  $8,275,229  $13,987,914  $18,435,877 $52,691,955
Medical services
 expense................    995,405   6,423,021   10,347,804   13,628,430  37,757,244
                         ----------  ----------  -----------  ----------- -----------
                            326,277   1,852,208    3,640,110    4,807,447  14,934,711
General and
 administrative
 expense................    862,205   1,893,206    3,471,056    4,423,842  13,310,386
                         ----------  ----------  -----------  ----------- -----------
Income (loss) from
 operations.............   (535,928)    (40,998)     169,054      383,605   1,624,325
Other income, net.......        --       10,053        9,267       79,892     189,725
                         ----------  ----------  -----------  ----------- -----------
Income (loss) before
 income taxes...........   (535,928)    (30,945)     178,321      463,497   1,814,050
Income tax expense......        --          --           --        75,184     811,588
                         ----------  ----------  -----------  ----------- -----------
Net income (loss)....... $ (535,928) $  (30,945) $   178,321  $   388,313 $ 1,002,462
                         ==========  ==========  ===========  =========== ===========
Net income per share....                                                  $      0.13
                                                                          ===========
Common shares
 outstanding............                           3,163,000    3,981,613   7,676,402
                                                 ===========  =========== ===========
PROFORMA (1):
Net income..............                         $   843,795  $   278,078
Net income per share....                         $       .27  $       .07
                                               DECEMBER 31,
                         ------------------------------------------------------------
                            1991        1992        1993         1994        1995
                         ----------  ----------  -----------  ----------- -----------
STATISTICAL SUMMARY:
Ending enrollment
 Commercial.............      6,196      15,825       17,502       26,100      87,491
 Medicare...............        301       2,664        2,617        3,443      16,936
 Medicaid...............      3,627       3,046        5,834        5,033       4,868
                         ----------  ----------  -----------  ----------- -----------
  Total.................     10,124      21,535       25,953       34,576     109,295
                         ==========  ==========  ===========  =========== ===========
                                               DECEMBER 31,
                         ------------------------------------------------------------
                            1991        1992        1993         1994        1995
                         ----------  ----------  -----------  ----------- -----------
CONSOLIDATED BALANCE
 SHEET DATA (1):
Cash and marketable
 securities.............        --   $  423,430  $   609,958  $12,197,911 $ 9,329,840
Working capital
 (deficit).............. $ (535,528)   (634,408)    (599,785)  12,622,158   1,525,822
Total assets............    107,614   1,026,595    1,632,707   18,309,401  73,798,284
Long-term debt, net of
 current portion........        --          --        20,959    1,218,986   7,486,239
Stockholders' equity
 (deficit)..............   (515,204)   (546,149)    (357,828)  14,702,968  44,093,691

--------
(1) Reflects the effects on the historical statement of operations data for 1993 as if the Company (i) had paid to the executive officers annual compensation consistent with the employment agreements entered into as of January 1, 1994 and (ii) had been treated as a C Corporation rather than an S Corporation for income tax purposes, with an assumed annual effective income tax rate of 40%. Proforma net income and net income per share for 1994 assumes no tax benefit from termination by the Company of its S Corporation election and an assumed effective annual income tax rate of 40%.

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

  The Company has two types of Payor contracts: contracts for both inpatient and outpatient services ("global capitation" contracts) and those limited to outpatient services ("outpatient capitation" contracts). Under global capitation contracts, which accounted for 15% of total operating revenues assigned from Professional Corporations in 1995, the Company receives a fixed monthly amount per enrollee for which the Company is financially responsible to provide the enrollees with all necessary inpatient and outpatient care. In 1993 and 1994, there were no global capitation contracts. Under outpatient capitation contracts, the Company receives a fixed monthly amount per enrollee for which the Company is financially responsible to provide the enrollees with all necessary outpatient care. Additionally, under these outpatient capitation contracts, the Company is a party to shared risk arrangements with Payors which generally reward the Company for the efficient utilization of inpatient services. Under these shared risk arrangements, the Company shares any surplus or, in some cases, deficit of inpatient cost in excess of amounts pre-established by the Payor. Total revenue under outpatient capitation contracts represented 100%, 99% and 80% of total operating revenue assigned from Professional Corporations in 1993, 1994 and 1995, respectively.

  As a result of physician acquisitions, the Company also generates fee-for-service revenues through the Professional Corporations. These revenues are presented net of contractual deductions, and represent 1% and 5% of the total operating revenues assigned from Professional Corporations in 1994 and 1995, respectively. In 1993, there were no fee-for-service revenues as the Company did not operate medical groups.

  Through the Professional Corporations, the Company contracts with various healthcare providers to provide medical services to covered enrollees. Primary care physicians are compensated by the Company under compensation arrangements with the Professional Corporations on either a salary or capitation basis. The costs of referrals to specialty care physicians are paid on either a discounted fee-for-service or capitation basis. Under global capitation contracts, the Company contracts for inpatient services which are paid on a fee-for-service or per diem basis. Medical services expense paid for on a capitation basis (for certain primary care and specialty care services) or fixed salary basis (for primary care only) totaled 27%, 23% and 14% of operating revenues assigned from Professional Corporations in 1993, 1994 and 1995, respectively, with the remainder of medical services expense (for primary care, specialty care, ancillary services, inpatient and outpatient services, lab charges, etc.) paid for on a discounted fee-for-service or per diem basis.

  The Company expects to continue expanding the FPA Network through increased market penetration and the acquisition of, and affiliation with, individual and group physician practices and IPAs. In September 1994, FPA completed the first geographic expansion of the FPA Network by entering the Pennsylvania market. The Company established itself in this new market by facilitating the organization of, then contracting with, the Greater Delaware Valley Independent Physicians Association, Inc., which created a 400-physician network covering portions of Pennsylvania and New Jersey. In November 1994, the Company acquired substantially all of the outstanding shares of capital stock of PrimeCare, Inc., an IPA that holds contracts with 273 primary care physicians in Southern New Jersey. In July 1995, the FPA Network expanded by 66 primary care physicians in Southern New Jersey through an affiliation with a primary care network of the University of Medicine and Dentistry of New Jersey. The FPA Network also recently expanded into Northern New Jersey, growing the FPA Network in New Jersey to include approximately 760 primary care physicians, three Payors and approximately 25,000 enrollees. On July 1, 1995, FPA acquired AMCS in the Phoenix, Arizona metropolitan area, which provides services to approximately 12,000 HMO enrollees, serviced by 174 primary care physicians. In

November 1995, the Company acquired Gonzaba Management Services Organization, Inc. and its affiliate in San Antonio, Texas, which service approximately 38,000 fully delegated HMO members and consists of 33 primary care physicians and over 370 contracted specialists, providing care in six medical facilities.

RESULTS OF OPERATIONS

  The following table sets forth for the years ended December 31, 1993, 1994 and 1995 selected financial data expressed as a percentage of operating revenue assigned from Professional Corporations.

                                                    YEAR ENDED DECEMBER 31,
                                                    -------------------------
                                                     1993     1994     1995
                                                    -------  -------  -------
Operating revenue, assigned from Professional Cor-
 porations.........................................   100.0%   100.0%   100.0%
Medical services expenses..........................    74.0     73.9     71.7
                                                    -------  -------  -------
                                                       26.0     26.1     28.3
General and administrative expense.................    24.8     24.0     25.2
                                                    -------  -------  -------
Income from operations.............................     1.2      2.1      3.1
Other income.......................................      .1       .4       .3
                                                    -------  -------  -------
Income before tax..................................     1.3      2.5      3.4
Income tax expense.................................     --        .4      1.5
                                                    -------  -------  -------
Net income.........................................     1.3%     2.1%     1.9%
                                                    =======  =======  =======
Pro forma net income (1)...........................     6.0%     1.5%
                                                    =======  =======

--------
(1) Reflects the effects on the historical statement of operations data for 1993 as if the Company (i) had paid to the executive officers annual compensation consistent with the employment agreements entered into as of January 1, 1994 and (ii) had been treated as a C Corporation rather than an S Corporation for income tax purposes, with an assumed annual effective income tax rate of 40%. Pro forma net income for 1994 assumes no tax benefit from termination by the Company of its S Corporation election and an assumed effective annual income tax rate of 40%.

COMPARISON OF 1995, 1994 AND 1993

  Operating Revenue Assigned from Professional Corporations. The Company's operating revenue, assigned from Professional Corporations increased to $52,691,955 in 1995 from $18,435,877 in 1994 and $13,987,914 in 1993. These increases resulted primarily from the increase in average enrollment to 63,253 in 1995 from 29,773 in 1994 and 23,232 in 1993. During 1995, the Company
acquired sixteen physician practices, which caused an increase in both enrollment and fee-for-service revenue. Of the growth in average enrollees in 1995, approximately 7,700 enrollees or 23% of the increase in enrollment resulted from global capitation contracts. Capitation revenue for these enrollees is approximately twice that of capitation for outpatient only enrollees. In 1993 and 1994, the Company had no global capitation contracts. The Company's net fee-for-service revenue assigned from Professional Corporations grew to approximately $2,800,000 in 1995, as compared to $240,000 in 1994. The revenue growth from 1993 to 1994 resulted primarily from the addition of approximately 3,900 average enrollees for four months in Pennsylvania combined with net growth in average enrollment in California of approximately 5,000.

  Medical Services Expense. Medical services expense for 1995 was $37,757,244 or 71.7% of operating revenue, assigned from Professional Corporations compared to $13,628,430 or 73.9% of operating revenue, assigned from Professional Corporations in 1994 and $10,347,804 or 74.0% of operating revenue, assigned from Professional Corporations for 1993. Medical services expense in 1995 decreased as a percentage of operating revenue, assigned from Professional Corporations in 1994 as a result of (i) a higher revenue base per member per month as a result of increased shared risk pool earnings and (ii) increased capitation of specialists, which limited costs for the specialty services provided. Medical services expense in 1994 increased from 1993 as a result of the following circumstances which primarily affected the fourth quarter of 1994: (i) the FPA Network's expansion into new geographic regions in which the Professional Corporations' contracts for specialty care were not as favorable as its other contractual relationships, (ii) certain catastrophic cases associated with one now-discontinued contract which resulted in a disproportionately high cost of medical care for those enrollees and (iii) payment for medical costs for certain acquired physician practice offices at which membership had not yet generated break-even operating results. A change in provider mix to more cost-effective medical care providers and an increase in shared risk revenue recognized in the fourth quarter of 1994 partially offset these medical services expense increases.

  General and Administrative Expense. The Company's total general and administrative expense represented 25.3%, 24.0% and 24.8% of operating revenue, assigned from Professional Corporations in 1995, 1994 and 1993, respectively. In January 1994, in connection with the termination of its election to be treated as an S Corporation, FPA entered into employment agreements with certain executive officers pursuant to which such executive officers would receive first-year annual aggregate salaries of up to $800,000 in 1994 plus certain performance bonuses, if earned. Executive officers' salaries in 1993 represented a high percentage of operating revenue, assigned from Professional Corporations due to the treatment as an S Corporation. Had salaries been paid in 1993 to such executive officers pursuant to 1994 employment agreements, general and administrative expense would have comprised 16.0% of operating revenue, assigned from Professional Corporations.

  General and administrative expense, excluding executive officers' salaries, increased to $12,269,613 or 23.3% of operating revenue, assigned from Professional Corporations in 1995 compared to $3,541,750 or 19.2% of operating revenue, assigned from Professional Corporations in 1994 and $1,443,052 or 10.3% of operating revenue, assigned from Professional Corporations in 1993. The increase in general and administrative expenses as a percentage of operating revenue, assigned from Professional Corporations in 1995 results primarily from an increase in amortization expense of approximately $700,000 because of acquisition activity during the year. Depreciation expense increased approximately $325,000 due to the addition of approximately $5,000,000 in fixed assets. Additional general and administrative costs resulted from the growth in owned medical centers, which have a higher general and administrative expense ratio. The increase in general and administrative costs associated with medical centers was approximately $1,475,000 or 2.8% of operating revenue, assigned from Professional Corporations. The increase in general and administrative expenses from 1993 to 1994 resulted from (i) costs associated with the start-up of operations in Pennsylvania and New Jersey of approximately $380,000, (ii) general and administrative expense associated with acquired physician practices of approximately $330,000, (iii) costs of maintaining marketing, acquisitions and network development departments of approximately $270,000 and (iv) salaries of additional senior personnel.

  Income Taxes. Prior to 1994, FPA elected to be treated as an S Corporation for income tax purposes. As a result, the majority of net income was distributed to FPA's stockholders as compensation. The Company's 1994 and 1993 net income and net income per share are presented on a pro forma basis, using a tax rate of 40%.

  Net Income. Net income for 1995 was $1,002,462. Net income for 1994 was $388,313 as compared to 1994 pro forma net income of $278,078. Assuming an adjustment for executive officers' salaries pursuant to the 1994 employment agreements and a 40% effective income tax rate, net income for 1993 would have been $843,795.

QUARTERLY RESULTS

  The following table represents certain quarterly financial information for the eight quarters ended December 31, 1995. In the opinion of management, this information has been prepared on the same basis as the audited financial statements appearing elsewhere in this document and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts presented below to present fairly the quarterly results when read in conjunction with the audited financial statements of the Company and notes thereto. The Company's quarterly results have in the past been subject to fluctuations and, as a result, the operating results for any quarter are not necessarily indicative of results for any future period.

                                                                QUARTER ENDED
                          ----------------------------------------------------------------------------------------------
                          MARCH 31,    JUNE 30,  SEPT. 30,    DEC. 31,   MARCH 31,    JUNE 30,    SEPT. 30,   DEC. 31,
                             1994        1994       1994        1994        1995        1995        1995        1995
                          ----------  ---------- ----------  ----------  ----------  ----------- ----------- -----------
Operating revenue,
 assigned from
 Professional
 Corporations...........  $4,067,753  $4,227,053 $4,341,721  $5,799,350  $5,483,153  $10,261,653 $14,402,617 $22,544,532
Medical services ex-
 pense..................   2,984,772   3,029,413  3,140,202   4,474,043   4,205,811    7,723,571  10,264,901  15,562,961
                          ----------  ---------- ----------  ----------  ----------  ----------- ----------- -----------
                           1,082,981   1,197,640  1,201,519   1,325,307   1,277,342    2,538,082   4,137,716   6,981,571
General and
 administrative
 expense................     735,245     951,088  1,275,256   1,462,253   1,758,449    2,241,001   3,490,970   5,819,966
                          ----------  ---------- ----------  ----------  ----------  ----------- ----------- -----------
Income (loss) from
 operations.............     347,736     246,552    (73,737)   (136,946)   (481,107)     297,081     646,746   1,161,605
Other income (expense)..       2,458       7,135       (418)     70,717     121,533       70,562       7,758     (10,128)
                          ----------  ---------- ----------  ----------  ----------  ----------- ----------- -----------
Income (loss) before
 taxes..................     350,194     253,687    (74,155)    (66,229)   (359,574)     367,643     654,504   1,151,477
Income tax (benefit)
 expense................      (8,400)    105,400    (21,596)       (220)   (131,315)     135,475     300,273     507,155
                          ----------  ---------- ----------  ----------  ----------  ----------- ----------- -----------
Net income (loss).......  $  358,594  $  148,287 $  (52,559) $  (66,009) $ (228,259) $   232,168 $   354,231 $   644,322
                          ==========  ========== ==========  ==========  ==========  =========== =========== ===========

  Operating revenue, assigned from Professional Corporations and medical services expense during the first and third quarters have been and continue to be affected by movements of members in Payor plans from one plan to another during periods of open enrollment for Payors. Retroactive capitation rate increases generally take effect during the second quarter, while medical services expense increases tend to occur ratably throughout the year. Quarterly results may be affected by final settlements of shared risk pool distributions accrued in the previous year. From time to time, the Professional Corporations may receive amounts which differ from such estimated amounts. As the Company adds new Payors into the FPA Network, the timing of these adjustments may vary and, consequently, results in quarters other than the second quarter may be affected in the future, especially due to the start-up of operations in new regions where there is no operating history. Similarly, if medical services expense varies from amounts previously accrued for claims incurred but not reported ("IBNR"), quarterly operating results may fluctuate. A portion of the Company's expansion strategy includes the acquisition of individual and group physician practices by the FPA Network, and any such acquisition may materially affect quarterly operating results, causing quarterly fluctuations.

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

  At December 31, 1995, the Company had cash and marketable securities of $9,329,840 and working capital (current assets in excess of current liabilities) of $1,525,822 compared to cash and marketable securities of $12,197,911 and working capital of $12,622,158 at December 31, 1994. The decrease in cash and marketable securities of approximately $2,868,071 results primarily from: (i) approximately $23,100,000 of cash payments in connection with acquisitions, (ii) approximately $3,200,000 for the acquisition of property and equipment, (iii) approximately $1,700,000 used to purchase intangible assets and (iv) $1,200,000 in payments on notes payable, offset by approximately $25,900,000 in net proceeds from FPA's November 1995 Common Stock offering and approximately $2,200,000 provided by operations. At December 31, 1995 approximately 48% of the Company's current liabilities consist of amounts accrued as payable to specialty care physicians and ancillary providers. These accrued liabilities include claims received by the Company which have not yet been paid as well as an estimate of costs for covered medical benefits incurred by enrollees but not yet reported by providers. These amounts are not due and payable until after the provider has presented a claim and are typically paid within 45 business days of receipt of such claims. The increase in IBNR claims and claims payable from $1,284,806 at December 31, 1994 to $10,247,476 at December 31, 1995 resulted primarily from significantly increased membership and the fact that two Professional Corporations accepted responsibility for hospital inpatient services, in addition to outpatient services.

  On January 29, 1996, the Company entered into a $15,000,000 credit, security, guarantee and pledge agreement with two financial institutions. Permitted Borrowings, as defined in the agreement, generally include acquisitions and capital expenditures. Borrowings under this agreement bear interest at either LIBOR plus 2 1/4% or prime rate plus 3/4%, as defined in the agreement. On February 1, 1996, the Company borrowed $6,400,000 in connection with various acquisitions.

  The increase in long-term debt from $1,302,681 at December 31, 1994 to $12,822,492 at December 31, 1995 results primarily from the issuance of notes payable and assumption of long-term debt in connection with purchases of physician practice assets of approximately $12,536,432, acquisitions of equipment under capital leases of $347,643, and repayments of notes payable of $1,185,630.

  During the next twelve months, management intends to expend approximately $1,000,000 on improved management information systems, and up to approximately $5,000,000 for expansion of the FPA Network, either through physician practice acquisition, geographic expansion or a combination thereof.

  The Company believes that its cash on hand, the remaining proceeds from the Company's recent public offering of its Common Stock and anticipated cash flows from its operations will be sufficient to meet the Company's capital needs through approximately the second quarter of 1996, at which time the Company intends to obtain additional debt financing to support planned expansion. To the extent that this additional financing is not available, the Company may delay certain potential acquisitions or certain geographic expansion or may seek alternate sources of financing.

  The strategy to expand the FPA Network involves the acquisition of individual and group physician practice assets. Such acquisitions may be consummated using cash, stock, notes or any combination thereof. Management does not believe that inflation will have a material effect on the operations of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31,
                                                       ------------------------
                                                          1994         1995
                                                       -----------  -----------
ASSETS
Current assets:
  Cash................................................ $ 2,118,100          --
  Marketable securities...............................  10,079,811  $ 9,329,840
  Accounts receivable--net of allowance for
   uncollectible accounts of $45,813 and $337,353 in
   1994 and 1995, respectively........................   2,036,312   10,371,149
  Accounts receivable--other..........................     114,564    1,664,114
  Current portion of note receivable from FPASD.......      18,601      300,086
  Income tax receivable...............................     163,560      195,853
  Prepaid expenses....................................     182,853      393,662
  Deferred income tax asset...........................     191,172      491,824
                                                       -----------  -----------
    Total current assets..............................  14,904,973   22,746,528
  Property and equipment--net.........................     539,018    6,324,900
  Restricted cash and deposits........................         --     3,285,000
  Goodwill--net of accumulated amortization of $41,818
   and $548,606 in 1994 and 1995, respectively........   2,455,816   33,023,607
  Intangible assets--net of accumulated amortization
   of $11,976 and $249,682 in 1994 and 1995,
   respectively.......................................     282,840    5,988,579
  Note receivable from FPASD--net of current portion..      66,939          --
  Investment in GLHP..................................         --     1,994,900
  Other assets........................................      59,815      434,770
                                                       -----------  -----------
    Total............................................. $18,309,401  $73,798,284
                                                       ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses............... $   706,628  $ 3,485,348
  Claims payable, including incurred but not reported
   claims.............................................   1,284,806   10,247,476
  Accrued payroll and related liabilities.............     207,686    1,363,304
  Borrowings on line of credit........................         --       788,325
  Long-term debt--current portion.....................      83,695    5,336,253
                                                       -----------  -----------
    Total current liabilities.........................   2,282,815   21,220,706
  Long term debt--net of current portion..............   1,218,986    7,486,239
  Deferred income tax liability.......................     104,632      992,748
  Minority interest...................................         --         4,900
  Stockholders' equity:
    Preferred stock, $.001 par value per share,
     2,000,000 shares authorized, no shares
     outstanding......................................         --           --
    Common stock, $.002 par value, 18,000,000 shares
     authorized, 6,625,570 and 11,101,045 shares
     issued and outstanding at
     December 31, 1994 and 1995, respectively.........      13,252       22,202
    Additional paid-in capital........................  14,685,458   42,483,542
    Stock subscriptions receivable....................     (14,227)         --
    Stock payable.....................................         --       567,000
    Accumulated earnings..............................      18,485    1,020,947
                                                       -----------  -----------
    Total stockholders' equity........................  14,702,968   44,093,691
                                                       -----------  -----------
      Total........................................... $18,309,401  $73,798,284
                                                       ===========  ===========

                See notes to consolidated financial statements.

                 FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                             1993         1994         1995
                                          -----------  -----------  -----------
Managed care revenue, assigned from
 Professional Corporations..............  $13,987,914  $18,193,286  $49,880,875
Fee-for-service revenue, assigned from
 Professional Corporations, net of
 contractual allowances.................          --       242,591    2,811,080
                                          -----------  -----------  -----------
Operating revenue, assigned from Profes-
 sional Corporations....................   13,987,914   18,435,877   52,691,955
Expenses:
  Medical services expense--Professional
   Corporations.........................    3,748,153    4,173,204    7,234,374
  Medical services expense--others......    6,599,651    9,455,226   30,522,870
                                          -----------  -----------  -----------
                                            3,640,110    4,807,447   14,934,711
  General and administrative expense....    3,471,056    4,423,842   13,310,386
                                          -----------  -----------  -----------
Income from operations..................      169,054      383,605    1,624,325
Other income (expense):
  Interest and other income.............       12,325      115,191      543,973
  Interest expense......................       (3,058)     (35,299)    (354,248)
                                          -----------  -----------  -----------
    Total other income..................        9,267       79,892      189,725
                                          -----------  -----------  -----------
Income before income taxes..............      178,321      463,497    1,814,050
Income tax expense......................          --        75,184      811,588
                                          -----------  -----------  -----------
Net income..............................  $   178,321  $   388,313  $ 1,002,462
                                          ===========  ===========  ===========
Net income per share....................                            $       .13
                                                                    ===========
Pro forma (Note 1):
  Adjustment for employment agreements..  $ 1,228,004
  Adjustment to income tax expense......     (562,530) $  (110,235)
                                          -----------  -----------
  Net income............................  $   843,795  $   278,078
                                          ===========  ===========
  Net income per common share...........  $       .27  $       .07
                                          ===========  ===========
Weighted average common share
 outstanding (including retroactive
 effect of 1995 one-for-one stock
 dividend--see Note 1)..................    3,163,000    3,981,613    7,676,402
                                          ===========  ===========  ===========


                See notes to consolidated financial statements.

                 FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

             FOR THE YEARS ENDED DECEMBER 31, 1993, 1994, AND 1995

                                 ADDITIONAL   (STOCK SUBSCRIPTIONS
                         COMMON   PAID-IN-     RECEIVABLE)/STOCK      ACCUMULATED
                          STOCK    CAPITAL          PAYABLE        EARNINGS/(DEFICIT)    TOTAL
                         ------- -----------  -------------------- ------------------ -----------
Balances, January 1,
 1993................... $ 2,188 $     9,812       $ (10,000)          $ (548,149)    $  (546,149)
  Receipt of payment for
   stock subscription...     --          --           10,000                  --           10,000
  Net income for the
   year ended December
   31, 1993.............     --          --              --               178,321         178,321
                         ------- -----------       ---------           ----------     -----------
Balances, December 31,
 1993...................   2,188       9,812             --              (369,828)       (357,828)
  Common stock issued
   through private
   placement for cash,
   net of costs.........   1,294   4,571,625             --                   --        4,572,919
  Preferred stock issued
   and redeemed.........     --   (3,750,000)            --                   --       (3,750,000)
  Common stock issued to
   former director for
   services rendered....      30     239,970             --                   --          240,000
  Common stock
   subscribed...........       6      49,994         (50,000)                 --              --
  Receipt of payment for
   stock subscriptions..     --          --           35,773                  --           35,773
  Common stock issued
   through initial
   public offering for
   cash, net of costs
   (including tax
   benefit of
   $160,924)............   2,795  11,574,068             --                   --       11,576,863
  Common stock issued in
   connection with
   PrimeCare, Inc.
   acquisition..........     313   1,953,250             --                   --        1,953,563
  Stock warrants issued
   for cash.............     --       43,365             --                   --           43,365
  Net income for the
   year ended December
   31, 1994.............     --          --              --               388,313         388,313
  One-for-one stock
   dividend, effective
   March 1, 1995........   6,626      (6,626)            --                   --              --
                         ------- -----------       ---------           ----------     -----------
Balances, December 31,
 1994...................  13,252  14,685,458         (14,227)              18,485      14,702,968
  Common stock issued
   through public
   offering for cash,
   net of costs.........   8,500  25,877,038             --                   --       25,885,538
  Common stock issued in
   connection with
   acquisitions.........     450   1,921,046             --                   --        1,921,496
  Receipt of payments
   for stock
   subscriptions........     --          --           14,227                  --           14,227
  Common stock payable..     --          --          567,000                  --          567,000
  Net income for the
   year ended December
   31, 1995.............     --          --              --             1,002,462       1,002,462
                         ------- -----------       ---------           ----------     -----------
Balances, December 31,
 1995................... $22,202 $42,483,542       $ 567,000           $1,020,947     $44,093,691
                         ======= ===========       =========           ==========     ===========

                See notes to consolidated financial statements.

                 FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                            1993        1994          1995
                                          ---------  -----------  -------------
Cash flows from operating activities:
 Net income.............................  $ 178,321  $   388,313  $   1,002,462
 Adjustments to reconcile net income to
  net cash provided (used) by operating
  activities:
 Depreciation and amortization..........     50,943      132,456      1,159,074
 Imputed interest on notes payable......        --           --         132,489
 Changes in assets and liabilities:
 Accounts receivable....................   (259,784)  (1,338,532)    (6,288,017)
 Income tax receivable..................        --      (163,560)       (32,293)
 Deferred income taxes..................     40,000       74,385        467,464
 Accounts payable and accrued expenses..     42,653      522,964        418,386
 Claims payable, including incurred but
  not reported claims...................    153,522     (315,194)     5,348,274
 Accrued payroll and related
  liabilities...........................    196,638       (7,157)       336,625
 Prepaid expenses and other assets......    (27,453)    (139,592)      (388,595)
                                          ---------  -----------  -------------
  Total adjustments.....................    196,519   (1,234,230)     1,153,407
                                          ---------  -----------  -------------
 Net cash provided (used) by operating
  activities............................    374,840     (845,917)     2,155,869
Cash flows from investing activities:
 Purchase of property and equipment.....    (40,011)    (471,735)    (3,174,869)
 Payments for intangible assets.........        --      (270,621)    (1,703,570)
 Net payments (to) from FPASD...........   (129,912)      44,372       (214,546)
 Investment in GLHP.....................        --           --      (1,994,900)
 Net sale (purchase) of marketable
  securities............................        --   (10,079,811)       749,971
 Acquisition of PrimeCare, Inc. assets..        --      (307,133)           --
 Acquisitions, net of cash acquired.....        --      (138,451)   (19,796,180)
 Payments escrowed for acquisitions.....        --           --      (3,285,000)
 Other..................................        --           --         (46,212)
 Net cash used by investing activities..   (169,923) (11,223,379)   (29,465,306)
                                          ---------  -----------  -------------
Cash flows from financing activities:
 Net proceeds from issuance of common
  stock.................................        --    11,441,604     25,885,538
 Net proceeds from private placement of
  stock.................................        --     4,812,919            --
 Redemption of preferred stock..........        --    (3,750,000)           --
 Issuance of convertible subordinated
  notes payable.........................        --     1,000,000            --
 Proceeds from issuance of stock
  warrants..............................        --        43,365            --
 Issuance of notes payable..............        --           --             --
 Payments of notes payable..............        --           --      (1,185,630)
 Net borrowings under bank line of
  credit................................        --           --         477,202
 Receipt of payment for stock
  subscriptions.........................     10,000       35,773         14,227
 Payments on long-term debt.............     (2,724)      (6,223)           --
 Deferred public offering costs.........    (25,665)         --             --
                                          ---------  -----------  -------------
 Net cash provided (used) by financing
  activities............................    (18,389)  13,577,438     25,191,337
                                          ---------  -----------  -------------
 Net increase (decrease) in cash........    186,528    1,508,142     (2,118,100)
 Cash, beginning of period..............    423,430      609,958      2,118,100
                                          ---------  -----------  -------------
 Cash, end of period....................  $ 609,958  $ 2,118,100            --
                                          =========  ===========  =============
 Supplemental cash flow information:
 Cash paid for interest.................  $   3,058  $    12,199  $     280,818
                                          =========  ===========  =============
 Cash paid for income taxes.............  $     800  $   164,363  $     221,395
                                          =========  ===========  =============
 Equipment acquired under capital
  leases................................  $  27,702  $    24,361  $     347,643
                                          =========  ===========  =============
 Common stock issued in connection with
  acquisitions..........................        --   $ 1,953,563  $   1,921,496
                                          =========  ===========  =============
 Common stock to former director for
  services rendered.....................        --   $   240,000            --
                                          =========  ===========  =============
 Effects of acquisitions:
  Fair value of assets acquired.........        --   $   398,016  $  41,734,831
  Liabilities assumed...................        --   $  (259,565) $ (21,938,651)
                                          ---------  -----------  -------------
  Net cash paid for acquisitions........        --   $   138,451  $  19,796,180
                                          =========  ===========  =============

                See notes to consolidated financial statements.

                 FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  General--FPA Medical Management, Inc. ("FPA"), a Delaware corporation incorporated in 1994, is a national healthcare management service organization which, through its network of primary care physicians and affiliated professional corporations ("Professional Corporations"), contracts with health maintenance organizations ("HMOs") and other prepaid health insurance plans (collectively, "Payors") to provide and manage physician and related healthcare services to their enrollees who select FPA network primary care physicians. Beginning in 1996, in certain states where there is no legal requirement for a Professional Corporation to be the contracting entity with Payors, FPA or one of its subsidiaries contracts directly with Payors. In March 1994, two predecessor entities of FPA, Family Practice Medical Management Corp., a California corporation incorporated in 1986, and FPA Medical Management, Inc., a California corporation incorporated in 1992, were merged into FPA. The accompanying financial statements present the financial position and results of operations of FPA and the predecessor entities, including the accounts of the Company's subsidiaries, FPA and certain Professional Corporations (collectively, the "Company").

  FPA and its subsidiaries currently manage the provision of prepaid healthcare services for networks of primary care physicians in California, Arizona, Texas, Delaware, and New Jersey. The "FPA Network" consists of Professional Corporations and various independent practitioners. Family Practice Associates of San Diego, an Osteopathic Corporation ("FPASD"), FPA Medical Group of California, an Osteopathic Medical Corporation ("FPACA"), FPA Medical Group of Pennsylvania, a Medical Corporation ("FPAPA"), FPA Medical Group of New Jersey, a Professional Corporation ("FPANJ"), FPA Medical Group of Delaware, P.A. ("FPADE"), FPA Independent Practice Association, an Osteopathic Corporation ("FPAIPA"), VIP IPA, a Professional Medical Corporation, Foundation Health IPA, a Professional Medical Corporation, ("FHIPA"), Century Family Medical Group IPA, a Professional Corporation, and Hayward Vesper Medical Group Inc., d/b/a Chabot Medical Group IPA (together, "Century IPA"), William Gonzaba, M.D., d/b/a Gonzaba Medical Group ("GMG") and Arizona Managed Care Providers, Ltd. ("AMCP") are Professional Corporations owned by certain affiliates of the Company.

  The Professional Corporations contract with Payors to provide for the delivery of healthcare services on a capitation basis (i.e., a fixed payment per enrollee per month). Through administrative services agreements (see Note
2), the Professional Corporations assign payments from Payors to the Company in return for management services, specialty medical care claims administration and payment, and other services.

  FPA has direct or indirect unilateral and perpetual control over the assets and operations of the Professional Corporations for all periods presented, other than by means of owning the majority of the voting stock of the Professional Corporation. FPA and its subsidiaries are unable to own a majority interest in the Professional Corporations formed in states which prohibit the corporate practice of medicine. The Professional Corporations have as shareholders and directors certain physicians who are employees of FPA or one of its subsidiaries. Each shareholder/director has entered into a succession agreement which requires such shareholder/director to sell to a designee of FPA such shareholder/director's shares of stock if such shareholder/director is terminated from employment with FPA. This ensures unilateral and perpetual control over the Professional Corporations by FPA. However, due to a parent-subsidiary relationship under generally accepted accounting principles as described above, FPA has consolidated the financial statements of the following Professional Corporations. FPA believes that consolidation of the financial statements of these Professional Corporations is necessary to present fairly the financial position and results of operations of the Company. All significant inter-entity transactions have been eliminated in consolidation. The consolidated financial statements include the operations of all of the following subsidiaries and Professional Corporations since they were acquired, were incorporated, or entered into an administrative services agreement with FPA or one of its subsidiaries, as noted.

 .PrimeCare, Inc., a majority-owned subsidiary, since November 7, 1994. (See
   Note 12.)

 . FPA Medical Management of Michigan, Inc., d/b/a QualNet, Inc. ("QualNet"), a majority-owned subsidiary, since April 10, 1995. (See Note 13.)

                 FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

 . Arizona Managed Care Services, Inc. ("AMCS"), a wholly-owned subsidiary since July 1, 1995. (See Note 14.)

 . Arizona Managed Care Physicians, IPA, Ltd., d/b/a Western Maricopa Physician
  Services ("WMPS"), a wholly-owned subsidiary, since July 1, 1995. (See Note
  14.)

 . Gonzaba Management Services Organization, Inc. ("GMSO"), a wholly-owned subsidiary, since November 1, 1995. (See Note 15.)

 . OPSU, Inc., d/b/a Gonzaba Surgery Center ("OPSU"), a wholly-owned subsidiary, since November 1, 1995. (See Note 15.)

 . Family and Senior Care, Inc. ("FSC"), a wholly-owned subsidiary, since
  December 18, 1995. (See Note 17.)

 . FPA Medical Management of South Carolina, Inc., a wholly-owned subsidiary, since January 12, 1996.

 . FPACA, a Professional Corporation, since May 1, 1994.

 . FPAPA, a Professional Corporation, since September 1, 1994.

 . FPANJ, a Professional Corporation, since April 1, 1995.

 . AMCP, a Professional Corporation, since July 1, 1995. (See Note 14.)

 . GMG, a Professional Corporation, since November 1, 1995. (See Note 15.)

 . FPAIPA, a Professional Corporation, since January 16, 1996.

 . FPADE, a Professional Corporation, since October 16, 1995.

 . VIP IPA, a Professional Corporaton, since January 31, 1996. (See Note 18.)

 . FHIPA, a Professional Corporation, since January 31, 1996. (See Note 18.)

 . Century IPA, a Professional Corporation, since January 31, 1996. (See Note
  18.)

  Capitation payments from Payors are paid monthly and are recognized as revenue during the period in which enrollees are entitled to receive services. Contracts with Payors generally provide for terms of one to three years, with automatic renewal periods, terminable on prior notice (generally between 30 and 180 days).

  The Company has two types of Payor contracts: contracts for both inpatient and outpatient services ("global capitation" contracts) and those limited to outpatient services ("outpatient capitation" contracts). Under global capitation contracts, which accounted for 15% of total operating revenues assigned from Professional Corporations in 1995, the Company receives a fixed monthly amount per enrollee for which the Company is financially responsible to provide the enrollees with all necessary inpatient and outpatient care. In 1993 and 1994, there were no global capitation contracts. Under outpatient capitation contracts, the Company receives a fixed monthly amount per enrollee for which the Company is financially responsible to provide the enrollees with all necessary outpatient care. Additionally, under these outpatient capitation contracts, the Company is a party to shared risk arrangements with Payors which generally reward the Company for the efficient utilization of inpatient services. Under these shared risk arrangements, the Company shares any surplus or, in some cases, deficit of inpatient cost in excess of amounts pre-established by the Payor. Estimates of shared risk funds to be received or paid by the Company are recorded based on estimates of hospital utilization costs. Differences between actual settlements and amounts estimated as receivable (or payable) relating to the shared risk arrangements are recorded at the time of settlement, generally in the second or third quarter of the following year. The Company does not believe that the final settlements of these shared risk arrangements will differ materially from the estimated amounts recorded in the financial statements. At December 31, 1994 and 1995, shared risk receivables comprise a majority of the Company's accounts receivable. Total revenue under outpatient capitation contracts represented 100%, 99% and 80% of total operating revenue assigned from Professional Corporations in 1993, 1994 and 1995, respectively.

                 FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

  As a result of physician acquisitions, the Company also generates fee-for-service revenues through the Professional Corporations. These revenues are presented net of contractual deductions, and represent 1% and 5% of the total operating revenues assigned from Professional Corporations in 1994 and 1995, respectively. In 1993, there were no fee-for-service revenues as the Company did not operate medical groups.

  Medical Services Expense--Through the Professional Corporations, the Company contracts with various healthcare providers to provide medical services to covered enrollees. Primary care physicians are compensated by the Company under compensation arrangements with the Professional Corporations on either a salary or capitation basis and the cost is recorded as medical services expense--Professional Corporations in the accompanying consolidated statement of operations. The costs of referrals to specialty care physicians are paid on either a discounted fee-for-service or capitation basis. Under global capitation contracts, the Company contracts for inpatient services which are paid on a fee-for-service or per diem basis. Medical services expense paid for on a capitation basis (for certain primary care and specialty care services) or fixed salary basis (for primary care only) totaled 27%, 23% and 14% of operating revenues assigned from Professional Corporations in 1993, 1994 and 1995, respectively, with the remainder of medical services expense (for primary care, specialty care, ancillary services, inpatient and outpatient services, lab charges, etc.) paid for on a discounted fee-for-service or per diem basis. The costs of healthcare services paid for on a fee-for-service or per diem basis are recorded by the Company in the period for which services are provided based in part on estimates, including an accrual for medical services provided but not yet billed to the Company ("incurred but not reported") and are included in claims payable in the accompanying consolidated balance sheets.

  The Company has negotiated "attachment points" for stoploss insurance independent of Payor contracts which represent the contractual limits, generally $15,000 per year for outpatient services and $50,000 per year for impatient services, of the Company's financial exposure on individual enrollees.

  Cash--A substantial portion of the Company's cash is deposited in three financial institutions. The Company monitors financial conditions of each financial institution and does not believe that the deposits are subject to a significant degree of risk.

  Marketable Securities--Marketable securities represent the invested proceeds of FPA's public offerings of Common Stock and consist of U.S. Treasury and government agency obligations, corporate debt securities, and money market funds. Such securities have been classified by management of FPA as available for sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The estimated fair value of the Company's marketable securities is based on quoted market prices, which approximate cost, and therefore no unrealized gains or losses have been reported.

  Property and Equipment--Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets, generally three to seven years.

  Restricted Cash and Deposits--The Company records as restricted cash funds escrowed for payment of claims, for future acquisitions, and other funds contractually required to be segregated from the Company's operating cash. At December 31, 1995, $3,000,000 of this balance relates to a pending acquisition (see Note 18).

  Goodwill--The Company has classified as goodwill the excess of the purchase price over the fair value of the assets of entities acquired. Goodwill is being amortized on a straight-line basis over the estimated periods of future benefit of 15 to 25 years. At each balance sheet date, the Company evaluates the recoverability of goodwill and based upon such evaluation, management believes that no material impairment of goodwill has occurred.

                 FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

  Intangible Assets--Intangible assets consist primarily of capitalized costs of geographic expansion related to the Company's operations in new regions and non-compete agreements associated with acquisitions. Intangible assets are being amortized on a straight-line basis over the expected period of future benefit, ranging from 5 to 15 years.

  Income Taxes--The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes," which requires the use of the liability method for deferred income taxes (see Note 11).

  Pro Forma Information--The pro forma net income and net income per share information in the accompanying consolidated statements of operations reflect the effects on historical results as if (i) compensation to certain of FPA's officers had been consistent with the employment agreements entered into as of January 1, 1994 and (ii) FPA had been a C Corporation rather than an S Corporation for income tax purposes, and no tax benefit arose as a result of the change in tax status.

  Net Income per Common Share--Net income per common share is computed based on the weighted average number of shares outstanding, giving retroactive effect to all stock splits, including a one-for-one common stock dividend effective March 1, 1995.

  New Accounting Standards--In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which will be effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Corporations are permitted, however, to continue to apply Accounting Principles Board ("APB") Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required proforma effect on net income and earnings per share.

  Reclassifications--Certain reclassifications have been made to prior years' financial statements to conform to current year classifications.

2. ADMINISTRATIVE SERVICES AGREEMENTS

  Under administrative services agreements with the Professional Corporations, FPA and its subsidiaries provide administrative and operational services such as contract management, marketing, financial reporting, utilization review, case management, claims processing and payment, and quality assurance. Pursuant to the agreements, the Professional Corporations assign to FPA and its subsidiaries as agent all capitation revenues and substantially all shared risk pool revenues they are entitled to receive under contracts with Payors for prepaid medical services. In their capacities as agents for the Professional Corporations, FPA and its subsidiaries remit a portion of the capitation payments to the primary care physicians in the FPA Network based on the number of enrollees each physician covers and disburses funds required to discharge obligations arising from the Payor agreements. As compensation for services rendered under the agreement, FPA and its subsidiaries generally retain all revenue in excess of its costs, as defined in the agreement.

  The administrative services agreements, except for the agreement with FPASD, also provide for the assignment of all fee-for-service revenues in exchange for expanded management services, including the provision of facilities, non-medical staff and medical supplies for the Professional Corporation's medical offices, billing for services performed on a fee-for-service basis, and other services. Because the administrative services agreement with FPASD does not assign all of its revenues to FPA and does not obligate FPA to provide FPASD

                 FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES the expanded management services described above, unilateral and perpetual control does not exist. The operations of FPASD have not been consolidated into these financial statements.

  For the years ended December 31, 1993, 1994 and 1995, total revenues assigned to FPA and its subsidiaries under these agreements were $13,987,914, $18,435,877 and $52,691,955, respectively, and medical services expenses to the Professional Corporations totaled $3,748,153, $4,173,204, and $7,234,374, respectively. Additionally, prior to January 1, 1994, FPA paid FPASD fixed monthly fees for certain other medical services provided for the Company.

  The administrative services agreements between FPA or its subsidiaries and the Professional Corporations generally expire in 2003, 2004, or 2005, subject to renewal for an additional ten years at the option of FPA or its subsidiaries. Thereafter, the agreements renew for successive ten-year periods unless notice of intent to let the agreements expire is given by either party.

3. MARKETABLE SECURITIES

  Marketable securities at December 31 include the following (at cost which approximates fair value):

                                                           1994        1995
                                                        ----------- ----------
   U.S. Treasury and government agency obligations..... $ 4,989,820        --
   Corporate debt securities...........................   4,694,270 $8,228,788
   Money market funds..................................     395,721  1,101,052
                                                        ----------- ----------
     Total............................................. $10,079,811 $9,329,840
                                                        =========== ==========

  The marketable securities held by the Company at December 31, 1995 have contractual maturities through March 1998.

4. RELATED PARTY TRANSACTIONS

  During 1995, FPA entered into a loan agreement with FPASD under which FPASD was permitted to borrow a maximum of $650,000 for working capital purposes. This loan replaces a previous loan with a maximum balance of $155,000. At December 31, 1994 and 1995, the balance was $85,540 and $300,086, respectively. The entire outstanding balance, including accrued interest at 7%, is due on demand.

  In connection with a note between FPASD and a hospital ("Hospital"), FPA agreed that it will delay receipt of its shared risk pool revenue payments related to two Payor agreements until FPASD pays off the note, which is due September 30, 1996. FPA will earn interest at prime plus 1% on the earned shared risk pool revenue until it is received. Further, until the note payment is made, the Company has agreed not to enter into capitated agreements with other hospitals in San Diego, unless Hospital first elects not to participate in any such agreement. FPA and FPASD have agreed that FPA will receive certain additional shared risk pool funds until the note is paid in full.

  GMSO leases from an officer of GMSO its main facility, certain leasehold improvements, and certain medical and office equipment pursuant to a noncancelable operating lease agreement expiring November 8, 2005. The agreement provides for monthly payments of $58,654, subject to certain increases based on the consumer price index. The lease also contains certain provisions that may, at the option of the officer, require FPA to acquire the facility at its fair market value.

                 FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

5. PROPERTY AND EQUIPMENT

  Property and equipment consists of the following at December 31:

                                                           1994        1995
                                                         ---------  ----------
   Computer hardware and software......................  $ 317,885  $1,730,733
   Furniture, fixtures and equipment, including medical
    equipment..........................................    276,033   2,748,796
   Leasehold improvements..............................     42,005   1,113,922
                                                         ---------  ----------
    Total..............................................    635,923   5,593,451
   Less accumulated depreciation and amortization......   (125,625)   (542,080)
                                                         ---------  ----------
    Subtotal...........................................    510,298   5,051,371
   Capitalized software development costs..............     28,720   1,273,529
                                                         ---------  ----------
   Property and equipment--net.........................  $ 539,018  $6,324,900
                                                         =========  ==========

6. DEBT

  Convertible Subordinated Notes Payable--On October 5, 1994, FPA sold $1,000,000 of convertible subordinated notes to representatives of the underwriters of FPA's initial public offering. The notes bear interest at 6%, payable semiannually, with principal due October 1999. The notes are convertible into Common Stock of FPA at the option of the holders at any time prior to maturity at a conversion price of $5.00 per share, subject to certain anti-dilution provisions. After October 5, 1997, the notes are redeemable at FPA's option at any time at par plus accrued interest. Prior to October 5, 1997, the notes are redeemable at FPA's option when the closing price of FPA's Common Stock equals or exceeds $8.75 per share. The holders of the notes have certain registration rights and selling restrictions with respect to the Common Stock issuable upon conversion of the notes.

  Convertible Promissory Note--In connection with the acquisition of GMSO on November 1, 1995 (see Note 15), FPA issued a 36-month, $2,500,000 9% convertible promissory note with payments of interest only due for the first 24 months and principal and interest monthly thereafter. At the option of the holder, the note is convertible in its entirety at any time into the number of shares of Common Stock determined by dividing the then-outstanding principal amount by $10.28. If the average closing price of FPA's Common Stock for any 30-day trading period is equal to or greater than $12.85, then FPA may prepay the note, subject to certain notification requirements. The note is secured by the stock of GMSO and OPSU.

  Lines of Credit--At December 31, 1995, GMSO maintained agreements with a financial institution providing lines of credit totalling $1,400,000. Interest and amounts borrowed under these lines are payable monthly at the prime rate (8.5% at December 31, 1995). Borrowings under the lines of credit at December 31, 1995 were $788,325. In January 1996, the balance was repaid in full.

                 FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

  Notes Payable--In connection with certain acquisitions, the Company has entered into various additional notes payable. Following is a summary of long-term debt.

                                                              DECEMBER 31,
                                                         ----------------------
                                                            1994       1995
                                                         ---------- -----------
   Notes payable, interest ranging from 7% to 8.5% and
    principal due through January 1, 2002............... $  259,565 $ 5,270,421
   Note payable, interest at 9% and principal due
    November 9, 1997....................................              2,500,000
   Convertible note payable, interest at 9% and
    principal due November 9, 1998......................              2,500,000
   6% convertible subordinated notes, interest payable
    each April 5th and October 5th through 1999,
    principal due October 5, 1999.......................  1,000,000   1,000,000
   Notes payable to a financial institution, interest
    ranging from 7% to 8.5%, paid in full in January,
    1996................................................                714,858
   Other................................................     43,116     837,213
                                                         ---------- -----------
    Total...............................................  1,302,681  12,822,492
   Less current portion.................................     83,695   5,336,253
                                                         ---------- -----------
   Long term debt, net of current portion............... $1,218,986 $ 7,486,239
                                                         ========== ===========

  At December 31, 1995 future payments on long-term debt are as follows:

                                                     NOTES PAYABLE   CAPITAL
                                                       AND OTHER     LEASES
                                                     ------------- -----------
   1996............................................   $ 5,161,248  $   203,823
   1997............................................     2,996,026      174,802
   1998............................................     2,840,818       92,266
   1999............................................     1,130,518       25,237
   2000............................................       134,027        3,458
   Thereafter......................................       111,419          --
                                                      -----------  -----------
                                                      $12,374,056  $   499,586
                                                      ===========
   Less amount representing interest due on capital
    leases.........................................                $   (51,150)
                                                                   -----------
   Present value of net minimum capital lease
    payments.......................................                    448,436
   Notes payable and other.........................                $12,374,056
                                                                   -----------
   Total long-term debt............................                $12,822,492
                                                                   ===========

  The fair market value of the Company's debt approximates its reported carrying value.

7. MAJOR CUSTOMERS

  In 1993, four Payors accounted for 38%, 12%, 11%, and 10%, respectively, of the Company's operating revenue, assigned from Professional Corporations. In 1994, two Payors accounted for 33% and 10%, respectively, of the Company's operating revenue, assigned from Professional Corporations. In 1995, two Payors accounted for 26% and 15%, respectively, of the Company's operating revenue, assigned from Professional Corporations.

                 FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

8. COMMITMENTS AND CONTINGENCIES

  Legal--The Company is party to certain legal actions arising in the ordinary course of business. In the opinion of the Company's management, liability, if any, under these claims is adequately covered by insurance and will not have a material effect on the Company's financial position or results of operations. The Company maintains professional liability insurance.

  On September 21, 1991, FPASD and five founding directors of FPA were named as defendants in a civil suit in the United States District Court of California brought under the provisions of the Federal Civil False Claims Act. The complaint sets forth numerous allegations of improper conduct by the defendants concerning unsubstantiated billing, improper record keeping and other related infractions. The Department of Justice conducted an investigation and, at present, has declined to intervene in the case. FPASD and the five founding directors of the Company believe the case to be without merit and intend to defend the action vigorously. In December 1995, FPA was named as an additional defendant in the suit and in February 1996 was dismissed from the suit.

  The Company is a party to certain facilities leases which terminate at various dates through November 8, 2005. Future minimum lease payments required under all operating leases are as follows:

     1996........................................................... $ 2,819,255
     1997...........................................................   2,717,240
     1998...........................................................   2,460,642
     1999...........................................................   1,873,724
     2000...........................................................   1,476,300
     Thereafter.....................................................   3,725,049
                                                                     -----------
       Total........................................................ $15,072,210
                                                                     ===========

  For 1993, 1994 and 1995, total expense under these non-cancelable operating leases was $49,503, $262,094 and $1,235,964, respectively.

9. STOCKHOLDERS' EQUITY

  Stock Splits and Dividends--The accompanying consolidated financial statements and notes retroactively reflect all stock splits, and a one-for-one Common Stock dividend distributed April 3, 1995 to stockholders of record on March 1, 1995. All share, per share and stock option data have been restated to reflect the stock splits and dividend.

  Preferred Stock--During 1994, FPA issued a stock dividend consisting of one share of Series A Redeemable Preferred Stock (the "Preferred Stock") for each 437,600 shares of FPA's Common Stock. Accordingly, five shares of Preferred Stock were issued through the stock dividend, one to each of the Company's five founding directors. The Preferred Stock was subsequently redeemed by FPA at the redemption price of $750,000 per share of Preferred Stock (aggregate $3,750,000) in connection with the 1994 private placement of Common Stock.

  Omnibus Stock Option Plan--During 1994, FPA adopted the Omnibus Stock Option Plan under which an aggregate of 1,000,000 shares of Common Stock of FPA may be issued through incentive stock options or nonqualified stock options. On July 13, 1995, the stockholders authorized an increase in the total number of shares which may be granted under the plan to 1,500,000. The option price per shares may not be less than 100% of the fair market value of the Common Stock on the date of grant, as defined in the stock option plan document. Options granted under the plan generally vest over three to five years.

                 FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

  1994 Physician Stock Option Plan--During 1994, FPA adopted the 1994 Physician Stock Option Plan under which an aggregate of 1,000,000 shares of Common Stock of FPA may be issued through nonqualified stock options. The option price per share may not be less than 100% of the fair market value of the Common Stock on the date of grant, as defined in the stock option plan document. Options granted under the plan generally vest over two to five years.

  1995 Non-Employee Directors' Non-Qualified Stock Option Plan--On July 13, 1995, the stockholders approved the 1995 Non-Employee Non-Qualified Stock Option Plan under which options to purchase up to 200,000 shares of Common Stock may be granted to non-employee directors. Options granted under the plan generally vest over one year.

  Stock option transactions and prices are summarized as follows:

                                                                  1995
                               OMNIBUS        1994       NON-EMPLOYEE DIRECTORS
                                STOCK    PHYSICIAN STOCK     NON-QUALIFIED
                             OPTION PLAN   OPTION PLAN     STOCK OPTION PLAN
                             ----------- --------------- ----------------------
   Shares under option:
   Outstanding at January
    1, 1994................         --           --                 --
    Granted................     858,254          --                 --
    Exercised..............         --           --                 --
    Canceled...............      (3,000)         --                 --
                              ---------      -------             ------
   Outstanding at December
    31, 1994...............     855,254          --                 --
    Granted................     709,072      477,460             17,500
    Exercised..............         --           --                 --
    Canceled...............     (13,692)         (25)               --
                              ---------      -------             ------
   Outstanding at December
    31, 1995...............   1,550,634      477,435             17,500
                              =========      =======             ======
   Average option price per
    share:
    At December 31, 1994...   $    5.11          N/A                N/A
    At December 31, 1995...   $    7.72      $  7.05             $ 8.40
   Options exercisable:
    At December 31, 1994...     100,000          --                 --
    At December 31, 1995...     213,832       31,500                --

  Warrants--In connection with FPA's initial public offering, FPA sold for $43,290 to the representatives of the underwriters warrants to purchase up to 260,000 shares of Common Stock. The warrants are exercisable through October 20, 1999 at $6.00 per share, subject to certain anti-dilution provisions. Additionally, FPA granted to one of the representatives of the underwriters warrants to purchase an additional 15,000 shares of FPA's Common Stock in exchange for certain advisory services and $75. The warrants are exercisable through November 22, 1999 at $6.00 per share, subject to certain anti-dilution provisions.

10.COMPENSATION AGREEMENTS

  The Company has employment agreements with its executive officers, which expire at various dates through 2001. Such agreements, which have been revised from time to time, provide for minimum salary levels, adjusted annually for cost-of-living changes and merit increases, as well as for incentive bonuses which are payable if specified management goals are attained. The aggregate commitment for future salaries at December 31, 1995, excluding bonuses, was approximately $10,000,000.

                 FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

11.INCOME TAXES

  Upon the inception of FPAMM in October 1992, FPAMM elected S Corporation status under the Internal Revenue Code which provides that taxable income or loss is attributable to the stockholders. Effective January 1, 1994, FPAMM revoked its election to be treated as an S Corporation and became subject to income taxes. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company recognized a deferred tax benefit at the date it became a taxable enterprise.

  The components of the income tax expense as of December 31 are as follows:

                                                               1994     1995
                                                              ------- --------
   Federal expense-deferred.................................. $58,732 $702,309
   State expense
     Current.................................................     --    22,477
     Deferred................................................  16,452   86,802
                                                              ------- --------
   Total income tax expense.................................. $75,184 $811,588
                                                              ======= ========

  The Company's income tax expense differs from the amount that would have resulted from applying the Federal statutory rate to pretax income because the effect of the following items:

                                                              1994       1995
                                                            ---------  --------
   Tax expense at U.S. statutory rate...................... $ 157,589  $616,777
   Revocation of S Corporation status......................  (135,065)      --
   State taxes, net of Federal income tax benefit..........    10,858    95,077
   Goodwill amortization...................................       --    110,848
   Research and development credits........................       --    (18,413)
   Other...................................................    41,802     7,299
                                                            ---------  --------
   Total income tax expense................................ $  75,184  $811,588
                                                            =========  ========

  Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for reporting and the amounts used for income tax purposes. The tax effects of items comprising the Company's net deferred tax asset liability at December 31 are as follows:

                                                            1994       1995
                                                          ---------  ---------
     Deferred tax assets
         Net operating losses............................ $ 173,667  $ 296,511
         Other...........................................    13,941     23,354
                                                          ---------  ---------
     Total deferred assets...............................   187,608    319,865
                                                          =========  =========
     Deferred tax liabilities
         Geographic expansion costs......................  (101,068)  (179,893)
         Acquisition costs currrently deductible.........       --    (231,498)
         Fixed assets....................................       --    (351,833)
         Deferred compensation...........................       --     (57,565)
                                                          ---------  ---------
     Total deferred liabilities..........................  (101,068)  (820,789)
                                                          ---------  ---------
     Net deferred tax asset (liability).................. $  86,540  $(500,924)
                                                          =========  =========

                 FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

12.NEW JERSEY ACQUISITION

  On November 7, 1994, the Company acquired substantially all of the outstanding capital stock of PrimeCare, Inc. ("PrimeCare"), an independent practice association of physicians operating in southern New Jersey, for 312,570 shares of FPA's Common Stock, valued at $1,953,563. Additionally, the Company capitalized $307,133 in costs related to the acquisition. The acquisition was accounted for under the purchase method. Goodwill recorded as a result of the acquisition of PrimeCare is being amortized over 15 years on a straight-line basis.

  Under the terms of the PrimeCare acquisition, each former PrimeCare shareholder has agreed, for a period of 18 months following the PrimeCare closing (if PrimeCare has not entered into contracts with Payors in the southern New Jersey region for the provision of all outpatient medical services covering at least 25,000 members (the "Enrollment Date") during the 18 months following the PrimeCare closing) or four years following the PrimeCare closing (if Enrollment Date has occurred during the 18 months following the PrimeCare closing), not to join or affiliate with, or offer any medical services through any management services organization or similar organization that contracts with Payors with which the Company or its affiliated entities currently contract. Additionally, if the Company contracts with Payors whose members are then being serviced by physicians who are former PrimeCare shareholders, such physicians will use their best efforts to convert such members to the Company's network. Each such physician has also granted to the Company, for an identical period of time, a right of first refusal to purchase such physician's interest in his or her practice.

13.MICHIGAN SUBSIDIARY

  On April 10, 1995, the Company signed an exclusive agreement to provide management services through a majority-owned subsidiary, QualNet, with Great Lakes Health Plan, Inc. ("GLHP") headquartered in Southfield, Michigan. GLHP anticipates licensure as a health maintenance organization from the Michigan Department of Insurance in the first quarter of 1996. Upon receipt of a license, GLHP expects to service Medicaid enrollees in four counties which currently have over 50,000 eligible Medicaid recipients. GLHP also expects to market to commercial members following the initial Medicaid enrollment. In connection with this transaction, the Company invested $2,000,000 in GLHP and QualNet. QualNet began limited start-up operations on April 10, 1995. Included in intangible assets are $266,034 in start-up costs related to activity in Michigan. These costs will be amortized over five years, beginning when operations commence in Michigan, expected to be in the first quarter of 1996.

14.ARIZONA ACQUISITIONS

  Effective July 1, 1995, the Company acquired all of the outstanding shares of AMCS and WMPS. The purchase price (including direct costs) was $1,911,511, consisting of $1,250,000 in cash, $350,000 in Common Stock (50,378 shares), a $250,000 three-year note payable and $61,511 in direct costs. In connection with this acquisition, $3,100,330 was recorded as goodwill, which is being amortized over 25 years, and $300,000 was recorded as the value of a covenant not to compete, which is being amortized over the 11 year contractual obligation of the physician not to compete. The acquisition was recorded under the purchase method of accounting. AMCS, WMPS and AMCP serve approximately 13,000 managed care enrollees in the Phoenix metropolitan area.

  During 1995, the Company acquired the assets and certain liabilities of two physician practices. The aggregate purchase price of these practices was $2,492,500 of which $1,817,731 was classified as goodwill which is being amortized over 25 years, and $295,000 was recorded as the value of covenants not to compete, which is being amortized over the contractual obligation of the physicians not to compete, ranging from 10 to 13 years. These acquisitions were accounted for under the purchase method of accounting.

                 FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

15.TEXAS ACQUISITION

  Effective November 1, 1995, the Company acquired all of the outstanding stock of GMSO and OPSU in San Antonio, Texas. The purchase price was $21,512,824, consisting of $14,710,404 in cash, $1,571,496 in Common Stock
(175,097 shares), $5,000,000 in notes payable, and $230,924 in direct costs. The Company also loaned to two key employees of GMG and GMSO a total of $660,000 to be repaid over three years. In connection with this acquisition, $19,983,491 was recorded as goodwill, which is being amortized over 25 years, and $1,900,000 was recorded as the value of a covenant not to compete, which is being amortized over the 15 year contractual obligation of the physician not to compete. The acquisition was recorded under the purchase method of accounting. GMSO, OPSU, and GMG serve approximately 38,000 managed care enrollees in the San Antonio area.

  The following unaudited pro forma financial information presents the consolidated results of operations as if both the Arizona and Texas acquisitions had occurred as of the beginning of the periods presented, after including the impact of certain adjustments, such as amortization of intangibles, executive compensation per employment agreements, and the related income tax effects.

                                                       YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                          1994         1995
                                                       -----------  -----------
Revenues.............................................. $50,705,977  $78,585,130
Net loss..............................................    (760,400)    (250,529)
Net loss per share....................................        (.18)        (.03)

  The Company believes that this unaudited proforma information is not indicative of future results of operations, nor of historical operations, if the Arizona and Texas acquisitions had occurred as of the beginning of the periods presented.

16. CALIFORNIA ACQUISITIONS

  During 1995, the Company acquired the assets and certain liabilities of 14 physician practices, and a Professional Corporation concurrently employed 22 additional physicians. The aggregate purchase price (including direct costs) of these practices was $8,434,701 of which $6,121,916 was classified as goodwill, which is being amortized over 25 years, and $1,743,000 was recorded as the value of covenants not to compete, which is being amortized over the contractual obligation of the physicians not to compete, ranging from five to 11 years. These acquisitions were accounted for under the purchase method of accounting.

17. LICENSURE

  In February 1995, following a dialogue with the California Department of Corporations (the "Department") regarding whether the Company's operations classified it as a healthcare service plan within the meaning of California law, the Company, on behalf of one of its wholly-owned subsidiaries, FSC, filed a restricted license application with the Department. Upon licensure, all of the Company's managed care activity in the State of California is expected to occur through this subsidiary. Based on discussions with the Department and the advice of its California regulatory counsel, the Company believes that it will be able to meet the requirements for licensure. Notwithstanding the foregoing, there can be no assurance that the Company's license application will be approved by the Department. The failure to receive such licensure would cause the Company to alter the way the Company conducts business in the State of California and could have a material adverse effect on the future operations of the Company in the State of California.

                 FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

18. SUBSEQUENT EVENTS

  The following significant events have occurred subsequent to the balance sheet date:

  Credit Agreement--On January 29, 1996, the Company entered into a $15,000,000 credit, security, guarantee and pledge agreement ("Credit Agreement") with two financial institutions. Permitted Borrowings, as defined in the Credit Agreement, generally include acquisitions and capital expenditures. Borrowings under the Credit Agreement bear interest at either LIBOR plus 2 1/4% or prime rate plus 3/4%, as defined in the Credit Agreement. On February 1, 1996, the Company borrowed $6,400,000 in connection with three California acquisitions, described below. Fees of $150,000 were paid in connection with the Credit Agreement. Fees of up to an additional $300,000 may be incurred if additional borrowings are made. The balance outstanding is due in full on December 31, 1998, unless the total Permitted Borrowings exceed $5,000,000 and no Interim Repayment, as defined in the Credit Agreement, has occurred prior to February 1, 1997, in which case the balance will be due December 31, 1997. Periodic payments of accrued interest are due during the term of this agreement. Additionally, the financial institutions were granted a security interest in substantially all of the assets of the Company (excluding those of GMSO, QualNet and OPSU), and the stock of certain subsidiaries of FPA and Professional Corporations was pledged. The debt is also guaranteed by the Professional Corporations. In connection with this agreement, the Company must maintain certain debt and equity ratios and profitability thresholds. The Company issued to the financial institutions a warrant to purchase 50,000 shares of Common Stock at $9.125 per share exercisable prior to February 2, 2001, subject to certain anti-dilution provisions.

  California Acquisitions--Effective January 31, 1996, a Professional Corporation acquired the stock of three independent practice associations in new regions in California. All three were stock acquisitions and were financed through notes payable issued by the Company to the Professional Corporation. In connection with these transactions, the Company obtained funding from the Credit Agreement for a cumulative amount of $6,400,000. The purchase price of the first acquisition, Century IPA, was $7,177,331 ($3,900,000 in cash and the remainder through a ten-year note payable) and provides the FPA Network access to the Los Angeles, California, market. The second acquisition, VIP IPA, was made for $6,159,015 ($500,000 in cash and the remainder through a ten-year note payable) and provides the FPA Network access to the Ventura County, California market. The purchase price of the third acquisition, FHIPA, was $10,063,654 ($7,000,000 in cash and the remainder through a ten-year note payable) and provides the FPA Network access to the Sacramento, California, market.

  In connection with these acquisitions, the Company opened new administrative offices in the Los Angeles and Sacramento areas in January, 1996. These acquisitions will be accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of tangible assets acquired will be treated as goodwill and amortized over the expected periods of future benefit to the Company.

  GLHP--On March 7, 1996, FPA made an additional capital contribution of $3,000,000 to GLHP in connection with the acquisition by GLHP of a clinic health plan and a number of clinics in Michigan. The acquired plan currently services approximately 17,000 Medicaid enrollees.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  (a) Directors. The information required under this item is incorporated herein by reference to the information under the caption "Election of Directors" in the Registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders.

  (b) Executive Officers of the Registrant. The information with respect to the executive officers required under this item is set forth in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required under this item is incorporated herein by reference to the information under the caption "Executive Compensation" in the Registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required under this item is incorporated herein by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required under this item is incorporated herein by reference to the information under the caption "Certain Transactions" in the Registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) Documents filed as part of this Report:

    (1) Financial Statements:

      Report of Independent Public Accountants

      Consolidated Balance Sheets, December 31, 1994 and 1995

      Consolidated Statements of Operations for the Years ended December 31, 1993, 1994 and 1995

      Consolidated Statements of Stockholders' Equity (Deficit) for the Years ended December 31, 1993, 1994 and 1995

      Consolidated Statements of Cash Flows for the Years Ended December 31, 1993, 1994 and 1995

      Notes to Consolidated Financial Statements

    (2) Financial Statement Schedules:

    All schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated Financial Statements or Notes thereto.

                                     III-1

    (3) Exhibits:

 EXHIBIT NO.                      DESCRIPTION OF DOCUMENTS
 -----------                      ------------------------
  3.1        Certificate of Incorporation.*
  3.2        Bylaws.*
  3.3        Certificate of Amendment of Certificate of Incorporation filed
              October 20, 1994 (incorporated by reference to FPA's Annual
              Report on Form 10-K for the year ended December 31, 1994 at
              Exhibit No. 3.3)   .
  4.1        Specimen of Common Stock Certificate.*
  4.2        Form of Warrant.*
 10.1        IPA Medicare Partial Risk Services Agreement between Pacificare of
              California and Family Practice Associates of San Diego, Inc.
              ("FPASD") dated January 1, 1993, including an amendment thereto effective the date thereof and an amendment thereto date
              effective January 1, 1994.***
 10.2        [Reserved]
 10.3        Medical Services Organization Agreement dated January 21, 1995 between FPANJ and Medigroup, Inc. (HMO Blue).***
 10.4        Pacificare IPA Commercial Services Agreement with FPASD dated May
              1, 1995.***
 10.5        Amendment to IPA Medicare Partial Risk Services Agreement between
              Pacificare of California and FPASD dated April 1995.***
 10.6        [Reserved]
 10.7        Form of Primary Care Physician Agreement/California.***
 10.8        Form of Specialty Care Physician Agreement/California.***
 10.9        Form of Administrative Services Agreement between FPA and a
              Professional Corporation.*
 10.10       Form of Administrative Services Agreement between FPA and a
              Professional Corporation.*
 10.11       Form of Succession Agreement.*
 10.12       Employment Agreement between FPA and Dr. Sol Lizerbram effective as of January 1, 1994, including an amendment thereto effective as of January 1, 1994 (incorporated by reference to Registration
              Statement No. 33-79714 at Exhibit No. 10.13) and amendment thereto effective as of July 1, 1995.* +
 10.13       Employment Agreement between FPA and Dr. Seth Flam effective as of
              January 1, 1994, including an amendment thereto effective as of
              January 1, 1994 (incorporated by reference to Registration
              Statement No. 33-79714 at Exhibit No. 10.14) and amendment thereto effective as of July 1, 1995.*+
 10.14       Employment Agreement between FPA and Dr. Howard Hassman effective as of January 1, 1994, including an amendment thereto effective as of January 1, 1994 (incorporated by reference to Registration
              Statement No. 33-79714 at Exhibit No. 10.15) and amendment thereto effective as of July 1, 1995.*+
 10.15       Employment Agreement between FPA and Dr. Kevin Ellis effective as of January 1, 1994, including an amendment thereto effective as of January 1, 1994 (incorporated by reference to Registration
              Statement No. 33-79714 at Exhibit No. 10.16) and amendment thereto effective as of July 1, 1995.*+
 10.16       Amended and Restated Employment Agreement between FPA and Steven
              M. Lash effective September 1, 1994 (incorporated by reference to
              FPA's Annual Report on Form 10-K for the year ended December 31,
              1994 at Exhibit No. 10.26).+
 10.17       Employment Agreement between FPA and Robert J. Burg effective
              December 1, 1994 (incorporated by reference to FPA's Annual
              Report on Form 10-K for the year ended December 31, 1994 at
              Exhibit No. 10.27).+

                                     III-2

 EXHIBIT NO.                      DESCRIPTION OF DOCUMENTS
 -----------                      ------------------------
 10.18       Employment Agreement between FPA and James A. Lebovitz effective
              March 1, 1996.+
 10.19       FPA Omnibus Stock Option Plan (incorporated by reference to
              Registration Statement
              No. 33-79714 at Exhibit 10.19).+
 10.20       [Reserved]
 10.21       [Reserved]
 10.22       [Reserved]
 10.23       [Reserved]
 10.24       401(K) Salary Savings Plan effective January 1, 1994 (incorporated by reference to Registration Statement No. 33-79714 at Exhibit
              10.20).+
 10.25       1995 Directors Stock Option Plan.*+


 10.26       1994 Physicians Stock Option Plan.*
 10.27       Credit, Security, Guarantee and Pledge Agreement dated as of
              January 29, 1996 among FPA and its subsidiaries and certain guarantors and the lenders named therein and Banque Paribas, as amended March 15, 1996.
 10.28       [Reserved]
 10.29       Form of Indemnification Agreement.*
 11          Computation of Earnings per share and Common Stock Equivalents.
 21          Subsidiaries of the Registrant.
 23          Consent of Deloitte & Touche LLP.

--------
 * Incorporated by reference to the exhibit to the Registrant's Registration Statement on Form S-1, Reg.No. 33-97456, at the exhibit number set forth opposite such exhibit's description above.
** Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this exhibit, which confidential portions have been filed separately.
 + Constitutes a management contract or compensatory plan to be filed as an Exhibit to this Report pursuant to Item 14(c) of Form 10-K.

  (b) Reports on Form 8-K. The Registrant filed the following current Reports on Form 8-K during the quarter ended December 31, 1995 and through March 18, 1995:

     DATE OF REPORT                                              ITEMS REPORTED
     --------------                                              --------------
     November 9, 1995........................................... 7
     February 1, 1996........................................... 2 and 7

                                     III-3

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          FPA Medical Management, Inc.
                                          (Registrant)

                                                   /s/ James A. Lebovitz
                                          By___________________________________
                                                     James A. Lebovitz
                                                   Senior Vice President

October 1, 1996

                                 EXHIBIT INDEX

 EXHIBIT NO.                      DESCRIPTION OF DOCUMENTS
 -----------                      ------------------------
     3.1     Certificate of Incorporation.*
     3.2     Bylaws.*
     3.3     Certificate of Amendment of Certificate of Incorporation filed
              October 20, 1994 (incorporated by reference to FPA's Annual
              Report on Form 10-K for the year ended December 31, 1994 at
              Exhibit No. 3.3).
     4.1     Specimen of Common Stock Certificate.*
     4.2     Form of Warrant.*
    10.1     IPA Medicare Partial Risk Services Agreement between Pacificare of
              California and Family Practice Associates of San Diego, Inc.
              ("FPASD") dated January 1, 1993, including an amendment thereto effective the date thereof and an amendment thereto date
              effective January 1, 1994. * **
    10.2     [Reserved]
    10.3     Medical Services Organization Agreement dated January 21, 1995 between FPANJ and Medigroup, Inc. (HMO Blue).* **
    10.4     Pacificare IPA Commercial Services Agreement with FPASD dated May
              1, 1995.* **
    10.5     Amendment to IPA Medicare Partial Risk Services Agreement between
              Pacificare of California and FPASD dated April 1995.* **
    10.6     [Reserved]
    10.7     Form of Primary Care Physician Agreement/California.* **
    10.8     Form of Specialty Care Physician Agreement/California.* **
    10.9     Form of Administrative Services Agreement between FPA and a
              Professional Corporation.*
    10.10    Form of Administrative Services Agreement between FPA and a
              Professional Corporation.*
    10.11    Form of Succession Agreement.*
    10.12    Employment Agreement between FPA and Dr. Sol Lizerbram effective as of January 1, 1994, including an amendment thereto effective as of January 1, 1994 (incorporated by reference to Registration
              Statement No. 33-79714 at Exhibit No. 10.13) and amendment thereto effective as of July 1, 1995.*+
    10.13    Employment Agreement between FPA and Dr. Seth Flam effective as of
              January 1, 1994, including an amendment thereto effective as of
              January 1, 1994 (incorporated by reference to Registration
              Statement No. 33-79714 at Exhibit No. 10.14) and amendment thereto effective as of July 1, 1995.*+
    10.14    Employment Agreement between FPA and Dr. Howard Hassman effective as of January 1, 1994, including an amendment thereto effective as of January 1, 1994 (incorporated by reference to Registration
              Statement No. 33-79714 at Exhibit No. 10.15) and amendment thereto effective as of July 1, 1995.*+
    10.15    Employment Agreement between FPA and Dr. Kevin Ellis effective as of January 1, 1994, including an amendment thereto effective as of January 1, 1994 (incorporated by reference to Registration
              Statement No. 33-79714 at Exhibit No. 10.16) and amendment thereto effective as of July 1, 1995.*+
    10.16    Amended and Restated Employment Agreement between FPA and Steven
              M. Lash effective September 1, 1994 (incorporated by reference to
              FPA's Annual Report on Form 10-K for the year ended December 31,
              1994 at Exhibit No. 10.26).+
    10.17    Employment Agreement between FPA and Robert J. Burg effective
              December 1, 1994 (incorporated by reference to FPA's Annual
              Report on Form 10-K for the year ended December 31, 1994 at
              Exhibit No. 10.27).+
    10.18    Employment Agreement between FPA and James A. Lebovitz effective
              March 1, 1996.+
    10.19    FPA Omnibus Stock Option Plan (incorporated by reference to
              Registration Statement No. 33-79714 at Exhibit 10.19).+
    10.20    [Reserved]

 EXHIBIT NO.                      DESCRIPTION OF DOCUMENTS
 -----------                      ------------------------
    10.21    [Reserved]
    10.22    [Reserved]
    10.23    [Reserved]
    10.24    401(K) Salary Savings Plan effective January 1, 1994 (incorporated by reference to Registration Statement No. 33-79714 at Exhibit
              10.20).+
    10.25    1995 Directors Stock Option Plan.*+
    10.26    1994 Physicians Stock Option Plan.*
    10.27    Credit, Security, Guarantee and Pledge Agreement dated as of
              January 29, 1996 among FPA and its subsidiaries and certain guarantors and the lenders named therein and Banque Paribas, as amended March 15, 1996.
    10.28    [Reserved]
    10.29    Form of Indemnification Agreement.*
    11       Computation of Earnings per share and Common Stock Equivalents.
    21       Subsidiaries of the Registrant.
    23       Consent of Deloitte & Touche LLP.

--------
 * Incorporated by reference to the exhibit to the Registrant's Registration Statement on Form S-1, Reg. No. 33-97456, at the exhibit number set forth opposite such exhibit's description above.
** Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this exhibit, which confidential portions have been filed separately.
 + Constitutes a management contract or compensatory plan to be filed as an Exhibit to this Report pursuant to Item 14(c) of Form 10-K.