Form 10-Q
period 1996-09-30
FPA MEDICAL MANAGEMENT INC
filed 1996-11-13
CIK 920173

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-24276

                          FPA MEDICAL MANAGEMENT, INC.
              (EXACT NAME OF REGISTRANT SPECIFIED IN ITS CHARTER)

               DELAWARE                                33-0604264
   (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION
   INCORPORATION OR ORGANIZATION)                        NUMBER)

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

                             [X] YES         [ ] NO

        AS OF OCTOBER 31, 1996 THERE WERE OUTSTANDING 20,674,133 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.002 PER SHARE.

                                     INDEX

                                                                           PAGE
PART I  - FINANCIAL INFORMATION
Item 1.   Financial Statements
            Consolidated Balance Sheets..................................    1
            Consolidated Statements of Operations........................    2
            Consolidated Statements of Cash Flows........................    3
            Notes to Consolidated Financial Statements...................    4
Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................    7

PART II - OTHER INFORMATION
Item 4.     Submission of Matters to a Vote of Security Holders..........   13
Item 6.     Exhibits and Reports on Form 8-K.............................   13

Signatures...............................................................   14

ITEM 1. FINANCIAL STATEMENTS

                 FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                               ASSETS                           DECEMBER 31, 1995       SEPTEMBER 30, 1995
                                                                                            (UNAUDITED)

Current Assets:
  Cash..........................................................   $        --             $  2,526,679
  Marketable securities..........................................    9,329,840                1,555,463
  Accounts receivable - net of allowance for uncollectible
    accounts of $337,353 and $1,328,321 at December 31, 1995
    and September 30, 1996, respectively........................    10,371,149               38,920,450
  Accounts receivable - other...................................     1,664,114               10,814,110
  Notes receivable from FPASD...................................       300,086                  650,953
  Income tax receivable.........................................       195,853                       --
  Prepaid expenses..............................................       393,662                2,732,051
  Deferred income tax asset.....................................       491,824                1,011,018
                                                                   -----------             ------------
    Total current assets........................................    22,746,528               58,210,724

Property and equipment - net....................................     6,324,900               17,004,108
Restricted cash and deposits....................................     3,285,000                7,804,728
Goodwill - net of accumulated amortization of $548,606 and
  $2,444,042 at December 31, 1995 and September 30, 1996,
  respectively..................................................    33,023,607               88,808,062
Intangible assets - net of accumulated amortization of
  $249,682 and $833,123 at December 31, 1995 and
  September 30, 1996, respectively..............................     5,988,579                6,620,909
Investment in GLHP..............................................     1,994,900                4,994,900
Other assets....................................................       434,770                1,816,136
                                                                   -----------             ------------
    Total.......................................................   $73,798,284             $185,259,567
                                                                   ===========             ============
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.........................   $ 3,485,348             $  8,114,069
  Claims payable, including incurred but not reported claims....    10,247,476               47,474,955
  Accrued payroll and related liabilities.......................     1,363,304                3,202,891
  Income tax payable............................................            --                2,273,591
  Other liabilities.............................................            --                  693,895
  Borrowings on line of credit..................................       788,325                       --
  Long-term debt, current portion...............................     5,336,253               34,839,279
                                                                   -----------             ------------
    Total current liabilities...................................    21,220,706               96,598,680

Long-term debt, net of current portion..........................     7,447,290               26,361,989
Deferred income tax liability...................................       992,748                1,746,461
Other long-term liabilities.....................................        43,849                1,001,784

Stockholders' equity:
  Preferred stock, $.001 par value per share, 2,000,000 shares
    authorized, no shares outstanding...........................            --                       --
  Common stock, $.002 par value, 98,000,000 shares authorized,
    11,101,045 and 12,541,751 shares issued and outstanding
    at December 31, 1995 and September 30, 1996, respectively...        22,202                   25,084
  Additional paid-in capital....................................    42,483,542               53,683,603
  Stock payable.................................................       567,000                  493,100
  Accumulated earnings..........................................     1,020,947                5,348,866
                                                                   -----------             ------------
    Total stockholders' equity..................................    44,093,691               59,550,653
                                                                   -----------             ------------
    Total.......................................................   $73,798,284             $185,259,567
                                                                   ===========             ============

                See notes to consolidated financial statements.

                 FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      Nine Months Ended                    Three Months Ended
                                              ----------------------------------    ---------------------------------
                                              Sept. 30, 1995      Sept. 30, 1996    Sept. 30, 1995     Sept. 30, 1996
                                              --------------      --------------    --------------     --------------
Managed care revenue, assigned
  from Professional Corporations..............  $28,878,594        $171,500,742       $13,719,802        $78,541,602
Fee-for-service revenue, assigned
  from Professional Corporations,
  net of contractual allowances...............    1,268,829          17,020,463           682,815         11,138,512
                                                -----------        ------------       -----------        -----------
Operating revenue, assigned from
  Professional Corporations...................   30,147,423         188,521,205        14,402,617         89,680,114

Expenses:
  Medical services expense --
    Professional Corporations.................    4,120,715          15,971,210         1,692,412          6,619,382
  Medical services expense --
    others....................................   18,073,568         124,139,590         8,572,489         60,998,382
                                                -----------        ------------       -----------        -----------
                                                  7,953,140          48,410,405         4,137,716         22,062,350
  General and administrative
    expenses..................................    7,490,420          39,015,517         3,490,970         17,829,699
                                                -----------        ------------       -----------        -----------
Income from operations........................      462,720           9,394,888           646,746          4,232,651
Other income (expense):
  Interest income.............................      366,073             343,881           112,056            154,895
  Interest expense............................     (166,220)         (2,032,358)         (104,298)          (954,179)
                                                -----------        ------------       -----------        -----------
    Total other income (expense),
      net.....................................      199,853          (1,688,477)            7,758           (799,284)
                                                -----------        ------------       -----------        -----------
Income before income taxes....................      662,573           7,706,411           654,504          3,433,367
Income tax expense............................      304,433           3,378,492           300,273          1,493,758
                                                -----------        ------------       -----------        -----------
Net income....................................  $   358,140        $  4,327,919       $   354,231        $ 1,939,609
                                                ===========        ============       ===========        ===========
Net income per common share...................  $       .05        $        .34       $       .05        $       .14
                                                ===========        ============       ===========        ===========
Weighted average common shares
  outstanding.................................    7,131,410          12,613,385         7,225,936         13,772,066
                                                ===========        ============       ===========        ===========

                See notes to consolidated financial statements.

                 FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      Nine Months Ended
                                                ------------------------------
                                                Sept. 30, 1995  Sept. 30, 1996
                                                --------------  --------------
Cash flows from operating activities:
  Net income...................................   $    358,140    $  4,327,919
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization............        532,643       3,897,497
      Imputed interest on notes payable........             --          98,023
  Changes in assets and liabilities:
      Accounts receivable......................     (3,198,372)    (35,568,339)
      Prepaid expenses.........................        (90,926)     (1,492,324)
      Income taxes receivable/payable..........        163,562       2,781,322
      Deferred income taxes....................        196,355         728,190
      Accounts payable and accrued expenses....        347,003         535,218
      Claims payable, including incurred but
        not reported claims....................      3,449,051      37,227,479
      Accrued payroll and related liabilities..        109,901       1,839,587
      Other....................................        232,908        (948,311)
                                                --------------  --------------
        Total adjustments......................      1,792,125       9,098,342
                                                --------------  --------------
    Net cash provided by operating
        activities.............................      2,150,265      13,426,261

Cash flows from investing activities:
  Purchase of property and equipment...........       (803,729)     (3,482,599)
  Payments for intangible assets...............       (858,930)     (2,323,849)
  Net payments (to) from FFASD.................         12,257        (350,867)
  Net sale of marketable securities............      7,209,053       7,774,377
  Purchase of investment in GLHP...............     (1,994,900)     (3,000,000)
  Acquisitions, net of cash acquired...........     (4,788,791)    (10,932,981)
  Payments escrowed for acquisitions...........     (1,143,526)     (4,519,728)
                                                --------------  --------------
    Net cash used by investing activities......     (2,368,566)    (16,835,647)
                                                --------------  --------------
Cash flows from financing activities:
  Issuance of note payable.....................             --      44,362,413
  Payments on notes payable....................       (492,240)    (39,201,356)
  Payments on bank line of credit..............             --        (788,325)
  Capital lease obligation incurred............        (72,730)             --
  Receipt of payment for stock subscriptions...         12,782              --
  Net proceeds from exercise of stock
    options....................................             --       1,563,335
  Deferred public offering costs...............       (420,454)             --
                                                --------------  --------------
    Net cash provided (used) by financing
      activities...............................       (972,642)      5,936,067
                                                --------------  --------------
  Net increase (decrease) in cash..............     (1,190,943)      2,526,679
  Cash, beginning of period....................      2,118,100              --
                                                --------------  --------------
  Cash, end of period..........................  $     927,157   $   2,526,679
                                                ==============  ==============
  Supplemental cash flow information:
    Cash paid for interest.....................  $      47,090   $   1,819,130
                                                ==============  ==============
    Cash paid for income taxes.................  $       9,350   $     870,382
                                                ==============  ==============
    Effects of acquisitions:
      Fair value of assets acquired............  $   8,928,118   $  66,990,907
      Equipment acquired under capital leases..       (208,776)     (1,137,712)
      Liabilities assumed......................     (3,580,551)    (46,406,934)
      Common stock issued in connection
        with acquisitions......................       (350,000)     (8,513,280)
                                                --------------  --------------
      Net cash paid for acquisitions...........  $  (4,788,791)  $ (10,932,981)
                                                ==============  ==============

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

        The consolidated financial statements for the three and nine months ended September 30, 1995 and September 30, 1996 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in FPA's Annual Report on Form 10-K, as amended, for the year ended December 31, 1995.

        CONSOLIDATION OF SUBSIDIARIES--The Company's financial statements include the activity of one majority-owned subsidiary, all of its wholly-owned subsidiaries and certain affiliated professional corporations ("Professional Corporations") over which the Company has direct or indirect unilateral and perpetual control. FPA believes that consolidation of the financial statements of the Professional Corporations is necessary to present fairly the financial position and results of operations of the Company. All intercompany transactions have been eliminated in consolidation.

        NET INCOME PER COMMON SHARE--Net income per common share is computed based on the weighted average number of shares outstanding, giving retroactive effect to all stock splits, including a one-for-one Common Stock dividend effective March 1, 1995.

2. SUBSEQUENT EVENTS

        The following significant events have occurred subsequent to December 31, 1995:

        BORROWINGS--On January 29, 1996, the Company entered into a
$15,000,000 credit, security, guarantee and pledge agreement ("Credit Agreement") with two financial institutions. Permitted Borrowings, as defined in the Credit Agreement, generally include acquisitions and capital expenditures. Fees of $150,000 were paid in connection with the Credit Agreement. On August 31, 1996, the Amended and Restated Credit, Security, Guarantee and Pledge Agreement (as amended on September 30, 1996 by the first amendment, the "Amended Credit Agreement") was executed, pursuant to which fees of $900,000 were paid. The Amended Credit Agreement allows for borrowings up to $45,000,000. Borrowings bear interest at rates ranging from either LIBOR plus 2 1/2%, 2 3/4% or 3%, or prime rate plus 1%, 1 1/4%, or 1 1/2% as defined by the Amended Credit Agreement. The balance outstanding is due on the earlier of December 31, 1996 or the consummation of the acquisition of FHMS and Holding Company, as hereinafter defined. Periodic payments of accrued interest are due during the term of the Amended Credit Agreement. Additionally, the financial institutions were granted a security interest in substantially all of the assets of the Company (excluding those of FPA Medical Management of Michigan, Inc. d/b/a QualNet, Inc., and the stock of certain subsidiaries of FPA and Professional Corporations was pledged. The debt is also guaranteed by the Professional Corporations. In connection with the Amended Credit Agreement,

                 FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


the Company must maintain certain debt and equity ratios and profitability thresholds. The Company issued to the financial institutions a warrant to purchase 50,000 shares of Common Stock at $9.125 per share exercisable prior to February 2, 2001, subject to certain anti-dilution provisions. At September 30, 1996, the Company had borrowed $18,421,756 under the Amended Credit Agreement.

        On October 31, 1996, the Company executed a second amendment ("Second Amendment") to the Amended Agreement, pursuant to which a third institution participated, the loan amount was expanded to $55,000,000, and fees of $200,000 were paid. Concurrently, the Company drew down an additional $28,200,000, resulting in a total outstanding balance of approximately $46,600,000.

        On June 28, 1996, FPA borrowed $8,507,760 from a fourth financial institution pursuant to a promissory note due on December 31, 1996 and bearing interest per annum at the higher of the interbank Federal funds rate as announced by such institution and the base rate of interest announced from time to time by such institution. Payments under such promissory note were guaranteed by Foundation Health Corporation.

        CALIFORNIA AND ARIZONA ACQUISITIONS -- Effective in January 1996, a Professional Corporation acquired the stock of three independent practice associations ("IPAs") in new regions in California. All three were stock acquisitions and were financed through notes payable issued by FPA to the Professional Corporation. In connection with these transactions, FPA obtained funding from the Credit Agreement for a cumulative amount of $6,400,000. The purchase price of the first acquisition was $7,177,331 ($3,900,000 in cash and the remainder through a ten-year note payable) and that acquisition provided the Company access to the Los Angeles, California market. The second acquisition was made for $6,159,015 ($500,000 in cash and the remainder through a ten-year note payable) and that acquisition provided the Company access to the Ventura county, California market. The purchase price of the third acquisition was $10,063,654 ($7,000,000 in cash and the remainder through a ten-year note payable) and that acquisition provided the Company access to the Sacramento, California market.

        In connection with these acquisitions, the Company opened new administrative offices in the Los Angeles and Sacramento areas in January 1996. These acquisitions have been accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of tangible assets acquired has been treated as goodwill and is being amortized over the expected periods of future benefit to the Company.

        On June 28, 1996, FPA entered into a stock and note purchase agreement with Foundation Health Corporation and certain of its affiliates (collectively, "Foundation") to acquire all of the outstanding stock of Foundation Health Medical Services, a California corporation ("FHMS") and FHMG/TDMC Medical Group, a California Professional Corporation ("Holding Company"). FHMS provides facilities management, non-physician health care professionals and other administrative and management services to Holding Company and its subsidiaries. Holding Company holds the stock of Foundation Health Medical Group, Inc., a California Professional Corporation and Thomas Davis Medical Centers, P.C., an Arizona Professional Corporation. As consideration for the acquisitions, FPA is expected to pay approximately $200,000,000, comprised of $5,000,000 in cash, $75,000,000 in FPA Common Stock and $120,000,000 in notes. The sources of the cash payment is expected to be working capital. The acquisition will be accounted for using the purchase method of accounting. The acquisition is expected to close on or about December 1, 1996, subject to the satisfaction of certain conditions.

        Effective July 1, 1996, the Company acquired from Foundation an IPA with approximately 14,000 enrollees in Arizona for $4 million ($600,000 in cash and the remainder through a twelve-month note payable). The transaction has been accounted for using the purchase method of accounting.

        Effective October 1, 1996, a Professional Corporation and FPA assumed substantially all of the assets and liabilities of Family Practice Associates of San Diego, an Osteopathic Corporation ("FPASD"), owned by officers of the Company. The purchase price was supported by an independent valuation.

                 FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

          FLORIDA ACQUISITIONS -- Effective June 1, 1996, FPA acquired all of the outstanding stock of Physicians First, Inc., a wholly owned subsidiary of Physician Corporation of America, operating 40 primary care clinics in Florida. At the time of acquisition, the clinics had approximately 125 primary care physicians which provided services to approximately 80,000 enrollees. As consideration for the acquisition and a related agreement not to compete, FPA paid approximately $21,600,000, comprised of a $15,000,000 note payable by FPA, 525,000 shares of FPA common stock and warrants to purchase up to 250,000 shares of FPA common stock. The acquisition has been accounted for using the purchase method of accounting.

          Effective July 1, 1996, the Company acquired from Foundation an IPA with approximately 6,000 enrollees for $16,000,000 ($2,400,000 in cash and the remainder through a twelve-month note payable). The transaction has been accounted for using the purchase method of accounting.

          MERGER -- On October 31, 1996, FPA completed the merger (the "Merger") of Sterling Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of FPA ("Acquisition Sub"), with and into Sterling Healthcare Group, Inc., a Florida corporation ("Sterling"). Pursuant to the Merger, Sterling became a wholly-owned subsidiary of FPA and each outstanding share of Sterling Common Stock was converted into .951 shares of FPA common stock. The shares of FPA common stock to be issued to the Sterling stockholders have been registered on a Registration Statement on Form S-4 filed under the Securities Act of 1933, as amended. The Merger will be treated as a tax-free reorganization and accounted for as a pooling of interests.

          PROPOSED MERGER -- On November 8, 1996, FPA entered into an Agreement and Plan of Merger (the "Proposed Merger Agreement") providing for the merger (the "Proposed Merger") of FPA Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of FPA, with and into AHI Healthcare Systems, Inc., a Delaware corporation ("AHI"). Pursuant to the Proposed Merger, AHI will become a wholly-owned subsidiary of FPA and each outstanding share of AHI common stock will be exchanged for $8.75 worth of shares of FPA common stock, subject to adjustment in the event that the value of FPA common stock per share is above $22.38 or below $14.38 during a specified period prior to the closing date of the Proposed Merger, as provided in the Proposed Merger Agreement. The shares of FPA common stock to be issued to the AHI stockholders will be registered on a Registration Statement on Form S-4 filed under the Securities Act of 1933, as amended. The consummation of the Proposed Merger may be subject to approval by both companies' stockholders, receipt of all necessary regulatory approvals, satisfactory confirmation that the Proposed Merger will be accounted for as a pooling of interests and other customary conditions. The Proposed Merger Agreement may be terminated by the parties if the Proposed Merger is not consummated by April 30, 1997.

          LICENSURE -- On February 15, 1996, the Company, on behalf of Family and Senior Care, Inc., one of its wholly-owned subsidiaries, completed and filed its restricted license application with the California Department of Corporations (the "Department"). On November 5, 1996, in response to additional comments from the Department, the Company, on behalf of Family and Senior Care, Inc., filed an amendment to such application. The Department is currently reviewing the application.

          GREAT LAKES HEALTH PLAN ("GLHP") -- On March 7, 1996, FPA made an additional capital contribution of $3,000,000 to GLHP in connection with the acquisition by GLHP of a clinic health plan and a number of clinics in Michigan. The acquired plan currently services approximately 16,000 Medicaid enrollees. In the third quarter of 1996, GLHP was licensed as a health maintenance organization in the state of Michigan.

                 FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

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

        The Company has two types of payor contracts: contracts for both inpatient and outpatient services ("global capitation" contracts) and those limited to outpatient services ("outpatient capitation" contracts). Under global capitation contracts, the Company receives a fixed monthly amount per enrollee for which the Company is financially responsible to provide the enrollees with all necessary inpatient and outpatient care. Under outpatient capitation contracts, the Company receives a fixed monthly amount per enrollee for which the Company is financially responsible to provide the enrollees with all necessary outpatient care. Additionally, under these outpatient capitation contracts, the Company is a party to shared risk arrangements with payors which generally reward the Company for the efficient utilization of inpatient services. Under these shared risk arrangements, the Company shares any surplus or, in some cases, deficit, of amounts pre-established by the payor in excess of inpatient cost. Total revenue under global capitation contracts represented 44.6% and 18.4% for the three months ended September 30, 1996 and 1995, respectively, and 34.8% and 17.2% for the nine months ended September 30, 1996 and 1995, respectively, of total operating revenues assigned from Professional Corporations. Total revenue under outpatient capitation contracts represented 43.0% and 76.9% for the three months ended September 30, 1996 and 1995, respectively, and 56.2% and 78.6% for the nine months ended September 30, 1996 and 1995, respectively, of total operating revenue assigned from Professional Corporations.

        As a result of physician acquisitions, the Company also generates fee-for-service revenue through the Professional Corporations. These revenues are presented net of contractual deductions, and represent 12.4% and 4.7% for the three months ended September 30, 1996 and 1995, respectively, of the total operating revenues assigned from Professional Corporations. Fee-for-service revenues represent 9.0% and 4.2% for the nine months ended September 30, 1996 and 1995, respectively.

        Through the Professional Corporations, the Company contracts with various healthcare providers to provide medical services to covered enrollees. Primary care physicians are compensated by the Company under compensation arrangements with the Professional Corporations on either a salary or capitation basis. The costs of referrals to specialty care physicians are paid for on either a discounted fee-for-service or per diem basis. Medical services expense paid for on a capitation basis (for certain primary care and specialty care services) or fixed salary basis (for primary care only) totaled 22.6% and 28.3% for the three months ended September 30, 1996 and 1995, respectively, and 25.8% and 35.8% for the nine months ended September 30, 1996 and 1995, respectively, of operating revenues assigned from Professional Corporations, with the remainder of medical services expense (for primary care, specialty care, ancillary services, inpatient and outpatient services, lab charges, etc.) paid for on a discounted fee-for-service or per diem basis.

        The Company expects to continue expanding the FPA network through increased market penetration and the acquisition of, and affiliation with, individual and group physician practices and IPAs and related businesses, including, but not limited to, the proposed transaction with Foundation Health Corporation. In January 1996, the Company acquired three independent practice associations in the Los Angeles, Ventura and Sacramento regions of California, which now service approximately 76,000 enrollees and include 570 primary care physicians. In June, 1996, FPA acquired Physicians First, Inc., operating 40 clinics in Florida, through which 110 primary care physicians then provided services to approximately 80,000 enrollees. In July 1996, the Company acquired two independent practice

                 FPA MEDICAL MANAGEMENTS, INC. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (Continued)

associations, one each in Arizona and Florida, providing services to approximately 14,000 and 4,000 enrollees, respectively.

     Listed below is a breakdown of enrollees, payors, primary care physicians and specialists by region at October 31, 1996.

                             Number of    Number of      Number
                               Payor    Primary Care       of
                  Enrollees  Contracts   Physicians   Specialists
                  ---------  ---------  ------------  -----------
California.......  133,059      20              697       2,530
Arizona..........   25,299       3              322         472
New Jersey.......   39,679       4              922         408
Delaware.........    8,397       1               73          58
South Carolina...   11,051       3              185          28
Texas............   44,946       6               52         411
Florida..........   82,980       2              117         491
Michigan.........   16,150       1               96         464
North Carolina...   12,331       1               51          --
                  ---------  ---------  ------------  -----------
    Total........  373,892      41            2,515       4,862
                  =========  =========  ============  ===========

RESULTS OF OPERATIONS

     The following table sets forth for the three and nine months ended September 30, 1995 and September 30, 1996 selected financial data expressed as a percentage of operating revenue assigned from Professional Corporations.


                                        Three Months Ended              Nine Months Ended
                                -------------------------------   -------------------------------
                                Sept. 30, 1995   Sept. 30, 1996   Sept. 30, 1995   Sept. 30, 1996
                                --------------   --------------   --------------   --------------
Operating revenue, assigned
  from Professional
  Corporations...............       100.0%           100.0%             100.0%          100.0%
Medical Services Expense.....        71.3             75.4               73.6            74.3
                                     28.7             24.6               26.4            25.7
General and administrative
  expense....................        24.2             19.8               24.8            20.7
Income from operations.......         4.5              4.8                1.6             5.0
Other income (expense).......           *              (.9)                .6             (.9)
                                --------------   --------------   --------------   --------------
Income before income taxes...         4.5              3.9                2.2             4.1
Income tax expense...........         2.0              1.7                1.0             1.8
                                --------------   --------------   --------------   --------------
                                      2.5%             2.2%               1.2%            2.3%
                                ==============   ==============   ==============   ==============

--------------
* Less than .1%

THREE MONTHS ENDED SEPTEMBER 30, 1996

     Operating Revenue Assigned from Professional Corporations. The Company's operating revenue assigned from Professional Corporations increased to $89,680,114 for the three months ended September 30, 1996 from $14,402,617 for the three months ended September 30, 1995. This increase resulted primarily from the increase in average enrollment to 361,511 for the three months ended September 30, 1996 from 66,483 for the three months September 30, 1995. The increase resulted from the addition of (i) approximately 57,000 additional enrollees in 1996 in the Los Angeles, California, Ventura, California and

                 FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)

Sacramento, California regions, (ii) approximately 44,000 and 15,000 additional enrollees in Texas and Arizona, respectively, as a result of 1995 acquisitions,
(iii) growth in the East Coast enrollment of approximately 39,000 enrollees,
(iv) approximately 38,000 additional enrollees in the San Diego region, (v) approximately 16,000 enrollees in Michigan, and (vi) approximately 86,000 enrollees in Florida. In the third quarter of 1996, the Company generated net fee-for-service revenue assigned from Professional Corporations of approximately $11,138,512 compared to third quarter 1995 net fee-for-service revenue of approximately $683,000. The increase is a result of acquisitions of physicians' practices during 1995, primarily the Florida acquisition, the full effect of which is included in the operating results for the three months ended September 30, 1996.

        Medical Services Expense. Medical services expense for the three months ended September 30, 1996 was $67,617,764 or 75.4% of operating revenue assigned from Professional Corporations compared to $10,264,901 or 71.3% of operating revenue assigned from Professional Corporations for the three months ended September 30, 1995. The increase in medical services expense from the third quarter of 1995 to the third quarter of 1996 resulted primarily from significantly increased membership under global capitation contracts in the Eastern States, which experience a higher medical loss ratio than outpatient only capitation contracts. Excluding the effect of these contracts, medical services expense as a percentage of operating revenue assigned from Professional Corporations decreased from 71.3% for the three months ended September 30, 1995 to 70.9% for the three months ended September 30, 1996, as a result of moderate improvements in medical loss ratios in other regions.

        General and Administrative Expenses. General and administrative expense for the third quarter of 1996 was $17,829,699 or 19.8% of operating revenue assigned from Professional Corporations as compared to $3,490,970 or 24.2% of operating revenue assigned from Professional Corporations in the comparable period in 1995. The 4.4% decrease in general and administrative costs as a percentage of operating revenue assigned from Professional Corporations resulted primarily from economies of scale reached as the Company's membership grew. In 1995 the Company hired senior management and other personnel in new regions prior to the addition of a significant number of enrollees.

        Net Income. For the three months ended September 30, 1996, the Company generated net income of $1,939,609 or $.14 per share as compared to $354,231 or $.05 per share for the three months ended September 30, 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996

        Operating Revenue Assigned from Professional Corporations. The Company's operating revenue assigned from Professional Corporations increased to $188,521,205 for the nine months ended September 30, 1996 from $30,147,423 for the nine months ended September 30, 1995. This increase resulted primarily from the increase in average enrollment to 284,395 for the nine months ended September 30, 1996 from 52,460 for the nine months ended September 30, 1995. This increase resulted from the addition of (i) approximately 82,000 additional enrollees in 1996 in the Los Angeles, California, Ventura, California and Sacramento, California regions, (ii) approximately 41,000 and 13,000 additional enrollees in Texas and Arizona, respectively, as a result of 1995 acquisitions,
(iii) growth in East Coast enrollment of approximately 29,000 enrollees, (iv) approximately 16,000 additional enrollees in the San Diego region, (v) approximately 12,000 enrollees in Michigan, and (vi) approximately 38,000 enrollees in Florida. In the first nine months of 1996 the Company generated net fee-for-service revenues assigned from Professional Corporations of approximately $17,020,463 as compared to approximately $1,268,829 for the same period in the prior year. The increase is a result of the acquisitions of physicians' practices during 1995, the full effect of which is included in the operating results for the nine months ended September 30, 1996.

        Medical Services Expense. Medical services expense was $140,110,800 or 74.3% of operating revenue assigned from Professional Corporations for the nine months ended September 30, 1996 as

                 FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS--(Continued)

compared to $22,194,283 or 73.6% of operating revenue assigned from Professional Corporations for the nine months ended September 30, 1995. Medical services expense increased as a percentage of operating revenue assigned from Professional Corporations during the first nine months of 1996 as a result of significantly increased membership under global capitation contracts in the Eastern states, which experience a higher medical loss ratio than outpatient only capitation contracts. Excluding the effect of these contracts, medical services expense as a percentage of operating revenue assigned from Professional Corporations decreased from 73.6% for the nine months ended September 30, 1995 to 70.0% for the nine months ended September 30, 1996, as a result of the lower medical loss ratio experienced in the Texas region acquired in November 1995.

        General and Administrative Expenses. General and administrative expenses for the first nine months of 1996 was $39,015,317 or 20.7% of operating revenue assigned from Professional Corporation as compared to $7,490,420 or 24.8% of operating revenue assigned from Professional Corporations in the comparable period during 1995. The 1996 decrease in general and administrative expense as a percentage of operating revenue from Professional Corporations resulted from the growth of the Company through geographic expansion and the acquisition of additional physician practices without requiring increased senior management and infrastructure.

        Net Income. The Company generated income of $4,327,919 or $.34 per share for the nine months ended September 30, 1996, compared to net income of $358,140 or $.05 per share for the nine months ended September 30, 1995.

QUARTERLY RESULTS
        The following table presents financial information for the eight quarters ended September 30, 1996. In the opinion of management, this information has been prepared on the same basis as the audited financial statements appearing elsewhere in this document and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts presented below to present fairly the quarterly results when read in conjunction with the audited financial statements of the Company and notes thereto. The Company's quarterly results have in the past been subject to fluctuation and as a result, the operating results for any quarter are not necessarily indicative of results for any future period.

                                                                           Quarter Ended
                               ----------------------------------------------------------------------------------------------------
                                Dec. 31,   March 31,    June 30,     Sept. 30,     Dec. 31,    March 31,     June 30,    Sept. 30,
                                 1994        1995         1995         1995          1995        1996          1996        1996
                               ----------  ----------  -----------  -----------  -----------  -----------  -----------  -----------
Operating revenue, assigned
  from Professional
  Corporations...............  $5,799,350  $5,483,153  $10,261,653  $14,402,617  $22,544,532  $39,813,522  $59,027,569  $89,680,114
Medical services expense.....   4,474,043   4,205,811    7,723,571   10,264,901   15,562,961   28,846,252   43,646,784   67,617,784
                               ----------  ----------  -----------  -----------  -----------  -----------  -----------  -----------
                                1,325,307   1,277,342    2,538,082    4,137,716    6,981,571   10,967,270   15,380,785   22,062,350
General and administrative
  expenses...................   1,462,253   1,758,449    2,241,001    3,490,970    5,819,966    8,958,425   12,227,393   17,829,699
                               ----------  -----------  ----------  -----------  -----------  -----------  -----------  -----------
Income (loss) from
  operations.................    (136,946)   (481,107)     297,081      646,746    1,161,605    2,008,845    3,153,392    4,252,651
Other income (expense).......      70,717     121,533       70,562        7,758      (10,128)    (276,809)    (612,294)    (799,284)
                               ----------  ----------  -----------  -----------  -----------  -----------  -----------  -----------
Income (loss) before taxes...     (66,229)   (359,574)     367,643      654,504    1,151,477    1,731,946    2,541,098    3,433,367
Income tax (benefit)
  expense....................        (220)   (131,315)     135,475      300,273      507,155      770,716    1,114,018    1,493,758
                               ----------  ----------  -----------  -----------  -----------  -----------  -----------  -----------
Net income (loss)............  $  (66,009) $ (228,259) $   232,168  $   354,231  $   644,231  $   961,230  $ 1,427,080  $ 1,939,609
                               ==========  ==========  ===========  ===========  ===========  ===========  ===========  ===========


Operating revenue assigned from Professional Corporations and medical services expense during the first and third quarters have been and continue to be affected by movements of members in payor plans from

                 FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (Continued)


one plan to another during periods of open enrollment for payors. Retroactive capitation rate increases generally take effect during the second quarter, while medical services expense increases tend to occur ratably throughout the year. Quarterly results may be affected by final settlements of shared risk distributions accrued in the previous year. From time to time, the Professional Corporations may receive amounts which differ from such estimated amounts. As the Company adds new payors into the FPA network, the timing of these adjustments may vary and, consequently, quarterly results may be affected in the future, especially due to the start-up of operations in new regions where there is no operating history. Similarly, if medical expense varies from amounts previously accrued for claims incurred but not reported ("IBNR"), quarterly operating results may fluctuate. A portion of the Company's expansion strategy includes the acquisition of individual and group physician practices by the FPA network, and any such acquisition may materially affect quarterly operating results, causing quarterly fluctuations.

Liquidity and Capital Resources

        The Company requires capital primarily to develop physician networks, acquire physician practices and establish an infrastructure in new regions. Capitation arrangements positively impact cash flow because the physician networks receive capitation revenue prior to incurring costs associated with services provided under those agreements. However, shared risk arrangements negatively impact cash flow because settlements in connection with these arrangements are typically not collected until significantly after the end of the period in which they were accrued.

        At September 30, 1996, the Company had cash and marketable securities of $4,082,142 and a working capital deficit (current liabilities in excess of current assets) of $38,887,955 compared to cash and marketable securities of $9,329,840 and working capital of $1,525,822 at December 31, 1995. The decrease in cash and marketable securities of $5,247,698 results primarily from
(i) approximately $10,933,000 of cash payments in connection with acquisitions,
(ii) approximately $3,843,000 for the acquisition of property and equipment,
(iii) approximately $2,324,000 used to purchase intangible assets,
(iv) approximately $351,000 advanced to an affiliate, (v) approximately $3,000,000 invested in GLHP, (vi) approximately $39,201,000 in payments on notes payable related to acquisitions, and (vii) approximately $788,000 in net payments under a bank line of credit, partially offset by approximately $13,426,000 provided by operations and $44,362,000 borrowed under arrangements with financial institutions, and approximately $1,563,000 received from the exercise of stock options. At September 30, 1996 approximately 49% of the Company's current liabilities consist of amounts accrued as payable to specialty care physicians and ancillary providers. These accrued liabilities include claims received by the Company which have not yet been paid as well as an estimate of costs for covered medical benefits incurred by enrollees but not yet reported by providers. These amounts are not due and payable until after the provider has presented a claim and are typically paid within 45 business days of receipt of such claims. The increase in IBNR claims and claims payable from approximately $10,247,000 at December 31, 1995 to approximately $47,475,000 at September 30, 1996 resulted primarily from significant increased membership.

        On January 29, 1996, the Company entered into a $15,000,000 credit, security, guarantee and pledge agreement (the "Amended Credit Agreement") with two financial institutions. Permitted Borrowings, as defined in the Amended Credit Agreement, generally include acquisitions and capital expenditures. Borrowings under this agreement bear interest at either LIBOR plus 2 1/2%, 2 3/4% or 3%, or prime rate plus 1%, 1 1/4% or 1 1/2%, as defined in the agreement. At September 30, 1996, the Company had borrowed $18,421,756 under the Credit Agreement. On October 31, 1996, the Company executed a second amendment ("Second Amendment") to the Amended Agreement, pursuant to which a third institution participated, the loan amount was expanded to $55,000,000, and fees of $200,000 were paid. Concurrently, the Company drew down an additional $28,200,000, resulting in a total outstanding balance of approximately $46,600,000.

                 FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (Continued)


        On June 28, 1996, FPA borrowed approximately $8,508,000 from a third financial institution pursuant to a promissory note due on December 31, 1996 and bearing interest per annum at the higher of the interbank Federal funds rate as announced by such institution and the base rate of interest announced from time to time by such institution. Payments under such promissory note are guaranteed by Foundation Health Corporation.

        The increase in long-term debt from approximately $12,784,000 at December 31, 1995 to approximately $61,201,000 at September 30, 1996 results primarily from approximately $44,362,000 in borrowings under arrangements with financial institutions and the issuance of notes payable and assumption of long-term debt in connection with acquisitions of physician practice assets of approximately $44,947,000 net of repayments of acquisition debt of approximately $39,201,000.

        The Company believes that its cash on hand and anticipated cash flows from its operations will be sufficient to meet the Company's operating capital needs through approximately the first quarter of 1997. The Company intends to obtain additional financing to support planned expansion including the proposed transaction with Foundation Health Corporation through an expansion of a line of credit facility to approximately $100 million or through other potential financing alternatives including private and public offerings of debt and equity-related securities. To the extent that additional financing is not available, the Company may delay certain potential acquisitions or certain geographic expansion or may seek alternate sources of financing.

        The strategy to expand the FPA network involves the acquisition of individual and group physician practice assets and related businesses. Such acquisitions may be consummated using cash, stock, notes or any combination thereof. Management does not believe that inflation will have a material effect on the operations of the Company.