Form 10-Q/A
period 1996-09-30
FPA MEDICAL MANAGEMENT INC
filed 1996-11-13
CIK 920173

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------


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

                 FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

                          PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At a special meeting of stockholders on October 31, 1996, the following matters were submitted to a vote of the Registrant's stockholders.

        1. Adoption of the Agreement and Plan of Merger between the Registrant, Sterling Acquisition Corporation, a wholly-owned subsidiary of the Registrant and Sterling Healthcare Group, Inc. (the "Merger")

                Votes For               Votes Against           Abstentions
                ---------               -------------           -----------
                7,480,872                   20,167                 26,753

        2. Amendments to the Registrant's Omnibus Stock Option Plan (the "FPA Plan") to (i) increase the total number of shares of the Registrant's Common Stock issuable upon exercise of options granted under the FPA Plan from 2,500,000 to 4,000,000 if only the Merger is consummated, 3,500,000 if only the Stock and Note Purchase Agreement with Foundation Health Corporation (the "Foundation Transaction") is consummated, and 5,000,000 if both the Merger and the Foundation Transaction are consummated and (ii) limit the number of shares of the Registrant's Common Stock for which options may be granted under the FPA Plan to any person during any calendar year to 750,000.

                Votes For               Votes Against           Abstentions
                ---------               -------------           -----------
                5,377,633                 2,153,321                23,528

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (b) Reports on Form 8-K and Form 8-KA: The Company filed the following Reports on Form 8-K since June 30, 1996:

                        Date of Report                  Item Reported
                        --------------                  -------------
                       October 31, 1996                        2

                 FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FPA Medical Management, Inc.
                                        -------------------------------------
                                        (Registrant)


Signature                       Title                           Date
---------                       -----                           ----

/s/ SETH FLAM                   Chief Executive Officer        November 13, 1996
----------------------
Seth Flam                       (Principal Executive officer)

/s/ STEVEN M. LASH              Chief Financial Officer        November 13, 1996
----------------------
Steven M. Lash                  (Principal Financial officer)