Form 10-K405
period 1996-12-31
FPA MEDICAL MANAGEMENT INC
filed 1997-03-31
CIK 920173

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-24276

                          FPA MEDICAL MANAGEMENT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                3636 NOBEL DRIVE,
(STATE OR OTHER JURISDICTION OF                       SUITE 200,
 INCORPORATION OR ORGANIZATION)                      SAN DIEGO, CA
                                        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

          33-0604264                                      92122
      (I.R.S. EMPLOYER                                 (ZIP CODE)
      IDENTIFICATION NO.)

Registrant's telephone number, including area code: (619) 453-1000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $.002 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No
                                              ---    ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 21, 1997 was $604,077,078.

     The number of shares outstanding of the registrant's Common Stock as of March 21, 1997 was 30,708,632.



                       DOCUMENTS INCORPORATED BY REFERENCE


             PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY
                          REFERENCE IN THIS FORM 10-K.

   1. PROXY STATEMENT FOR THE 1997 ANNUAL MEETING OF STOCKHOLDERS (PART III)

                                     PART I
ITEM 1. BUSINESS

GENERAL

     FPA Medical Management, Inc. ("FPA" or the "Company") is a national physician practice management company ("PPM") which acquires, organizes and manages primary care physician practice networks and provides contract management services to hospital emergency departments. FPA provides primary and specialty care services to prepaid managed care enrollees and fee-for-service patients through a network of independent practice association ("IPA") physicians and owned primary care physician groups. On March 17, 1997, the Company completed its previously announced merger with AHI Healthcare Systems, Inc. ("AHI") pursuant to which approximately 5.8 million shares of FPA Common Stock were issued to AHI stockholders and AHI became a wholly-owned subsidiary of the Company. Following the merger with AHI, FPA is affiliated with approximately 5,100 primary care physicians and 13,500 specialty care physicians, and provides services to approximately 830,000 enrollees of 35 health maintenance organizations ("HMOs") or other prepaid health insurance plans (collectively, "Payors") in ten states. Through its merger with Sterling Healthcare Group, Inc. ("Sterling") in October 1996, FPA is affiliated with approximately 1,000 emergency department physicians and manages the emergency departments of 104 hospitals in 20 states.

     FPA's relationships with its subsidiaries, affiliated professional corporations (the "Professional Corporations"), other providers of medical services and Payors (collectively, the "FPA Network") offer physicians the opportunity to participate more effectively in managed care programs by organizing physician groups within geographic areas to contract with Payors. FPA improves physician practice operations by assuming administrative functions necessary in a managed care environment. These functions include claims adjudication, utilization management of medical services, Payor contract negotiations, credentialing, financial reporting and the operation of management information systems. Under these arrangements, FPA, on behalf of the Professional Corporations, is responsible for the payment of the cost of medical services, including professional, ancillary and medical management services, and is entitled to amounts received from Payors in excess of such costs. FPA believes that its IPA management model is appealing to independent physicians because it allows the physicians to retain control of their own practices while gaining access to more patients through participation in a managed care program.

     Agreements with Payors and providers are entered into with, and approved by, one of the Professional Corporations or subsidiaries of the Company, depending on applicable state law. Pursuant to administrative services agreements with the Professional Corporations, payments received from Payors are assigned to FPA.

     The FPA Network manages all covered primary and specialty medical care for each enrollee in exchange for fixed monthly capitation payments pursuant to Payor contracts. Specialty care physician services, inpatient hospitalization and certain other services managed by primary care physicians are subject to preauthorization guidelines and are provided through contracts negotiated by FPA for the Professional Corporations or subsidiaries of the Company based on discounted fee-for-service, per diem or capitation rates. Contracts with Payors and primary care physicians generally include shared risk arrangements and other incentives designed to encourage the provision of high-quality, cost effective health care. Because FPA is obligated to provide medical services, the costs of some of which are variable, its profitability may vary based on the ability of FPA and its affiliated providers to control such health care costs. Additionally, state laws in California, operations in which represented approximately 22% of FPA's operating revenues for the year ended December 31, 1996, require entities such as FPA to be licensed as health care service plans. The application of a wholly-owned subsidiary of FPA for a restricted license was approved by the California Department of Corporations in December 1996. The loss or revocation of such license would have a material adverse effect on FPA. In addition, there can be no assurance that regulatory authorities in the other states in which FPA or its affiliates operate will not impose similar requirements.

     As part of its management and support services to hospital emergency departments, Sterling recruits physicians and contracts for their services to provide staffing of emergency departments. Sterling also assists its hospital clients in such areas as physician scheduling, operations support, quality assurance and departmental accreditation as well as billing and record keeping. In addition, Sterling has expanded its hospital-based services to include the management of anesthesiology departments, correctional institutional health facilities and rural health care clinics.

     The future growth of FPA is largely dependent on a continued increase in the number of new enrollees in the FPA Network. This growth may come from (i) affiliations with, or acquisitions of, individual or group physician practices serving enrollees of Payors in the FPA Network or of new Payors, (ii) increased membership in plans of Payors with which the Professional Corporations or subsidiaries of FPA have contracts and whose members are patients of physicians in the FPA Network or (iii) agreements with Payors, physicians and hospitals in other geographic markets. The process of identifying and consummating suitable acquisitions of, or affiliations with, physician groups can be lengthy and complex. The marketplace for such acquisitions and affiliations is subject to increasing competitive pressures. There can be no assurance that FPA will be successful in identifying, acquiring or affiliating with additional physician groups or hospitals or that the Professional Corporations or subsidiaries of FPA will be able to contract with new Payors. In addition, there can be no assurance that the Company's acquisitions will be successfully integrated on a timely basis or that the anticipated benefits of these acquisitions will be realized; failure to effectively accomplish the integration of acquired entities may have a material adverse effect on FPA's results of operations and financial condition. FPA's ability to expand is also dependent upon its ability to comply with legal and regulatory requirements in the jurisdictions in which it operates or will operate and to obtain necessary regulatory approvals, certificates and licenses.

     The health care industry is subject to extensive federal and state legislation and regulation. Changes in the regulations or reinterpretations of existing regulations could significantly affect the business of FPA.

THE MANAGED HEALTH CARE INDUSTRY

     Medical services traditionally have been provided on a fee-for-service basis with insurance companies assuming responsibility for paying all or a portion of such fees. The increase in medical costs under traditional indemnity health care plans has been caused by a number of factors, including, but not limited to, the lack of incentives on the part of health care providers to deliver cost-effective medical care and the absence of controls over the utilization of costly specialty care physicians and hospitals.

    As a result of escalating health care costs, employers, insurers and governmental entities have all been seeking cost-effective approaches to the delivery of and payment for quality health care services. HMOs and other managed health care organizations have emerged as integral components in this effort. HMOs enroll members by entering into contracts with employer groups or directly with individuals to provide a broad range of health care services for a capitation payment, with minimal or no deductibles or co-payments required of the members. HMOs, in turn, contract either directly with physicians, or through organizations like FPA, hospitals and other health care providers to administer medical care to HMO members. These contracts provide for payment to the provider on either a discounted fee-for-service or per diem basis, or through capitation payments based on the number of members covered, regardless of the amount of necessary medical care required within the covered benefits.

     In response to the growth in HMO penetration, several provider group models have evolved pursuant to which Payors generally shift certain administrative and economic burdens to physicians. Administrative burdens include justifying medical procedures, seeking authorization for tests and surgical procedures and responding to additional oversight from Payors. These burdens have been exacerbated by the proliferation of HMOs, which require physicians to comply with multiple formats for claims processing, credentialing and other administrative reporting requirements. As a result, physicians' operating expenses and the number of hours devoted to non-medical activities have increased. In addition to adding these administrative pressures, by capitating payments to physicians, HMOs, in effect, have also begun to shift to physicians a significant portion of the economic risk of providing health care. These arrangements exert more pressure on the physician to reduce costs and unnecessary medical treatments while continuing to deliver quality medical care.

     To relieve these administrative and economic burdens, physicians have begun to outsource to third parties, such as PPMs, both the management of economic risk and the non-medical management tasks associated with the practice of medicine. PPMs provide management and other administrative services to physicians and, in certain circumstances, manage a portion of the economic risk involved in providing health care. PPMs also help physician groups by negotiating capitation rates and incentive payment arrangements with Payors.

         In addition to physician practices, hospitals have been affected by the changing health care industry. Cost considerations are important to hospital operations, particularly with respect to emergency room departments. FPA believes that hospital emergency departments play a central role in determining levels of admissions and profitability as well as in establishing a hospital's reputation in the community. However, the ability of hospitals to provide high quality health care services, including emergency care services, has been adversely affected by recent trends in the U.S. health care industry. Continuing cost-containment pressures are causing hospitals to seek new ways to provide high quality services in a cost effective manner. In addition, hospitals face numerous problems in managing their emergency departments, including difficulties in recruiting, evaluating, scheduling and retaining emergency physicians. Hospital emergency departments also continue to experience increasing patient volumes, a shortage of board certified emergency physicians and extensive use for routine primary care, particularly at night and on weekends.

THE FPA NETWORK

     The FPA Network currently has contracts to provide services to approximately 830,000 enrollees of 35 Payors, which enrollees are serviced by approximately 6,100 primary care physicians (including emergency department physicians) and 13,500 specialty care physicians. Listed below is a breakdown as of March 21, 1997 of enrollees, Payors, primary care physicians and specialty care physicians by region.

STATES            ENROLLEES        NUMBER OF PAYOR       PRIMARY CARE            SPECIALTY CARE PHYSICIANS
------            ---------              CONTRACTS         PHYSICIANS            -------------------------
                                         ---------         ----------
Arizona             194,415                      3                572                                1,036
California          312,288                     20              1,741                                5,235
Delaware              7,978                      1                 75                                   74
Florida             114,433                      2                492                                2,095
Michigan             34,687                      1                406                                1,028
New Jersey           27,618                      3                926                                  447
North Carolina       12,205                      2                 52                                   24
South Carolina       10,384                      1                207                                   20
Texas               118,846                      9              1,067                                2,495
Pennsylvania              -                      -                351                                    -
Georgia                 353                      1                182                                  863
Kentucky                  -                      -                 70                                  197

MANAGED CARE BUSINESS

     FPA provides management services to physicians, hospitals and Payors in the FPA Network. FPA's services include: (i) comprehensive management information systems ("MIS") that collect and assimilate data necessary for monitoring and managing health care costs; (ii) claims administration and billing services;
(iii) utilization management of medical services and related financial reporting and analysis; (iv) care coordination and case management assistance for enrollees requiring medically complex or long-term health care; (v) monitoring of the quality and cost of hospital and ancillary care; and (vi) credentialing and recruiting of physicians.

     Management Information Systems. FPA maintains an on-line database that provides inpatient and outpatient utilization statistics and patient encounter reporting and tracking. FPA believes that the availability of timely information on utilization patterns improves primary care physician productivity and effectiveness. This data also plays an integral role in the specialty care physician and hospital utilization control process as by enabling the medical directors and utilization control nurses to monitor encounter data, case management decisions and patient outcomes. In addition, Serling has developed MIS specific to hospital and clinical management services. The MIS collects data regarding patient flow utilization, physician efficiency and other data used by Sterling and hospital clients. In particular, Sterling uses the data to develop staffing patterns. Further, the MIS assist FPA in performing various administrative functions, including insurance verification, payment of accounts payable, financial reporting and claims payment. The MIS also include the customer service documentation system which assists FPA in resolving concerns enrollees may have and in evaluating patient and physician satisfaction.

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

     Utilization Management. Physicians within the FPA Network have established a utilization management program to help ensure the delivery of high quality, cost-effective health care. Utilization management encourages physicians in the FPA Network to provide cost-effective, quality care by emphasizing preventive medicine and by eliminating unnecessary tests, procedures, surgeries, hospitalizations and referrals to specialty care physicians. Referrals to specialty care physicians and all hospital admissions, with the exception of emergencies, generally require prior approval by the utilization management committees of the various Professional Corporations or subsidiaries. Each utilization management committee has established guidelines for routine referrals which can be authorized by the committee's staff. Following admission, a patient's status is monitored daily by a member of the utilization management committee, in conjunction with the admitting physician or in-house intensivist, to assure timely and appropriate hospital discharge. A member of the utilization management committee coordinates with hospital nurses for discharge planning and use of sub-acute alternatives to hospitalization. FPA has developed separate utilization management committees on a regional basis due to expansion into new geographic markets.

     Case Management. Case management is a service administered by the various utilization management committees and is a clinical and administrative process by which health care services are identified, coordinated, implemented and evaluated on an ongoing basis for enrollees experiencing selected health problems. Such selected health problems include chronic disability, complex medical cases or problems requiring long-term care. Case management involves the coordination of a variety of services, including home nursing, home infusion and the provision of durable medical equipment. This approach provides a continuum of quality care throughout the extended treatment period.

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

     Physician Credentialing and Recruitment. As a service to Payors and the Professional Corporations, FPA verifies that the credentials of physicians in the FPA Network meet the minimum requirements specified in Payor contracts. In addition, FPA assists the Professional Corporations in the recruitment of highly competent physicians who share in the philosophy of prepaid managed health care. The recruitment process includes a lengthy series of interviews and reference checks incorporating a number of credentialing and competency assurance protocols. All of the FPA Network's physicians are licensed to practice medicine in the state where they provide medical services and are generally either board certified or board eligible.

EMERGENCY DEPARTMENT BUSINESS

     General. With the acquisition of Sterling, FPA provides physician practice management services to 104 hospital emergency departments, one hospital anesthesiology department and four correctional institutional health facilities in 20 states. FPA contracts with approximately 1,000 affiliated physicians. These contracts typically provide all necessary physician coverage for hospital emergency departments on a 24-hour, 365-day basis. The Company identifies and recruits physicians as candidates for admission to a client's medical staff and coordinates the on-going scheduling of staff physicians, who provide clinical coverage in the area of emergency medicine and, in one hospital, anesthesiology. The Company also provides an on-site medical director for the hospital's emergency department, who works directly with the hospital medical staff and administration in such areas as quality assurance, risk management and departmental accreditation.

      Physician Recruiting. Recruiting physicians is an essential service provided by Sterling to its hospital clients. Sterling's physician recruitment methods include the use if its in-house search firm and certain third party search firms, direct contact with residency programs, mail solicitations, medical journal advertising, telemarketing and use of personal contacts. Sterling has developed a proprietary computer database, which is periodically updated, to identify physicians who might be available as independent contractors for Sterling.

     Affiliating with Sterling offers physicians the opportunity to minimize their administrative burden and concentrate on the practice of medicine. The Company believes that many physicians enjoy the relative freedom from the business aspects of medicine, including the development of a patient base, the financing of a practice and the complexity associated with billing and collection procedures, that results from affiliation with Sterling. As a provider of contract management services across a broad geographic spectrum, Sterling can offer a physician substantial flexibility in terms of geographic location, type of facility and opportunities for relocation. The physician also tends to gain greater individual control over the number and scheduling of hours worked. Physicians under contract with Sterling also have the option of conveniently obtaining professional liability insurance with somewhat more favorable terms than might otherwise be available.

AGREEMENTS WITH PAYORS, PROVIDERS AND EMERGENCY DEPARTMENTS; ADMINISTRATIVE SERVICE AGREEMENTS

     Contracts with Payors. FPA arranges for contracts between Payors and the Professional Corporations or subsidiaries. These contracts generally provide for terms of one to thirty years, with automatic renewal periods, terminable upon prior notice (generally between 30 and 180 days) by either party. These contracts obligate the Professional Corporations or subsidiaries to deliver covered medical benefits and to coordinate all inpatient and outpatient care for enrollees. Under most of these arrangements, the Professional Corporation or subsidiary receives a capitation payment for each Payor enrollee who selects a primary care physician who is employed by or affiliated with such Professional Corporation or subsidiary. These capitation payments, in turn, are assigned to FPA pursuant to FPA's administrative services agreement with the Professional Corporation. The Professional Corporations (and indirectly, FPA) retain a level of risk for the provision of appropriate medical care. In addition, these contracts typically provide for bonuses derived from shared risk arrangements and provide other financial incentives designed to encourage efficient utilization of hospital and other medical services provided to enrollees. To encourage efficient utilization of hospital and related services, the Payor contracts typically establish a yearly shared risk pool from which all payments for hospitalization and other specified services are deducted. At the end of the period, the Professional Corporation or subsidiary is entitled to a portion of any excess amounts over actual expenditures deducted from the pool. Certain of the Payor contracts which are material to FPA obligate the Professional Corporation to bear a portion of any deficit in this fund. To date, however, neither FPA nor any Professional Corporation has been called upon to pay any deficit. Under most circumstances, when such deficits do occur, they are carried forward and offset against future surpluses. Additionally, some Payor contracts contain similar arrangements with respect to other specialty care services. FPA purchases stoploss insurance protection which provides thresholds or "attachment points," generally $100,000 for inpatient services (up to an aggregate of $5 million) and $25,000 for outpatient services (up to an aggregate of $1 million) per year, at which substantially all financial exposure for an enrollee beyond such thresholds is contractually shifted to the insurer. The failure of FPA to negotiate favorable attachments points in the future could have a material adverse effect on FPA's financial condition, results of operations and/or liquidity. There can be no assurance that FPA will be able to negotiate favorable attachment points in the future.

     In 1996, revenue from two Payors, Physician Corporation of America and Foundation Health Corporation, each exceeded 10% of FPA's operating revenue, and collectively accounted for approximately 25% of FPA's operating revenue. The loss of either of these Payors could have a material adverse effect on FPA.

     Contracts with Providers. The FPA Network, through the Professional Corporations, subsidiaries and Payors, contracts with a variety of providers, including primary and specialty care physicians, hospitals and other ancillary providers. These agreements generally have terms up to three years, are automatically renewable and are terminable by either party on the following December 31 upon at least 90 days' prior notice. A primary care physician's affiliation and compensation arrangement with a Professional Corporation or subsidiary may take one of several forms. The physician may be
(i) an individual or a member of a group practice or an IPA which (a) contracts with FPA and a Professional Corporation for FPA's services and receives capitation payments based on the number of enrollees and is entitled to additional compensation based upon efficiency in utilizing the services of specialty care providers, subject to other factors including but not limited to compliance with contractual quality standards or (b) enters into an arrangement with FPA and one of its Professional Corporations; or (ii) an individual or group practice of physicians which sells to FPA and a Professional Corporation the assets of its practice and receives as compensation for employment a base salary and productivity bonus, or receives a percentage of net collections of the practice determined in accordance with applicable law. The physician or group which sells its practice still practices medicine in the same location. While such physician or group is employed and paid by a Professional Corporation or subsidiary, FPA provides most employees and administrative services to such physician or group. In general, a primary care physician is entitled to earn additional compensation if the medical practice, determined in accordance with applicable law, meets certain performance standards.

     In November 1994, the Board of Directors approved a physician stock option program effective January 1, 1995. Under this program, physicians are eligible to receive options to purchase FPA's Common Stock if they reach objective quality standards set by FPA.

     The compensation structures for primary care physicians are set to be competitive within the geographic area in which each physician is employed. FPA currently surveys physician compensation patterns and programs in HMO and other group practice settings to ensure that FPA Network physicians' compensation and benefits are competitive.

     Specialty care providers contract with a Professional Corporation or subsidiary to provide medical services to enrollees and are compensated on a discounted fee-for-service or capitated basis. Hospital and affiliated medical facilities contract with a Professional Corporation or subsidiary and Payors to provide both inpatient and outpatient services to enrollees on a fee-for-service, per diem or capitated basis, which are discounted from customary charges.

     Emergency Departments-Client Contracts. Sterling provides physician practice management services to hospitals under fee-for-service contracts and flat-rate contracts. A substantial portion of Sterling's hospital-based net revenues are derived from payments made on a fee-for-service basis. Hospitals entering into fee-for-service contracts agree, in exchange for Sterling's services, to authorize Sterling and its contracted health care professionals to bill and collect the professional component of the charges for medical services rendered by Sterling's contracted health care professionals. Under the fee-for-service arrangements with hospital clients, Sterling receives direct disbursements of the amounts collected and, depending on the magnitude of services provided to the hospital and payor mix, may also receive a subsidy from the hospital client for Sterling's physician practice management services. Pursuant to such arrangement, Sterling accepts responsibility for billing and collection and assumes the risks of changes in patient volume, payor mix and third-party reimbursement rates, delays attendant to reimbursement through government programs and other third-party payors and uncollectibility of accounts. All of these factors are taken into consideration by Sterling in arriving at contractual arrangements with health care institutions and professionals. Clients entering into flat-rate contracts pay fees to Sterling based on the hours of physician coverage provided.

     Sterling provides physician practice management services to hospitals under contracts that generally have terms of one or two years, renewable automatically under the same terms and conditions unless either party gives the other written notice of its intent not to renew at least 90 days prior to the end of the then current term. Many of these agreements provide for termination by the hospital without cause on relatively short notice.

     Emergency Departments-Physician Contracts. Sterling contracts with physicians as independent contractors to provide services to hospital clients. Professional fees from Sterling to the physicians are typically calculated on a flat rate based on the number of hours of coverage provided. Some physicians may receive, in addition to a flat hourly fee, other compensation based upon departmental performance and their individual contribution to such performance. Consistent with Sterling's treatment of the physicians as independent contractors, under his or her contract, each physician is responsible for his or her own self-employment tax, social security and workers' compensation insurance payments, if any. Under Sterling's contracts with hospitals, a physician who provides services at hospitals is required to obtain professional liability insurance with coverage limits as specified in such contracts. Agreements between Sterling and its independent contractor physicians typically can be terminated by Sterling at any time under certain circumstances

(including, in the case of the independent contractors retained to staff hospital emergency rooms, termination of Sterling's contract with the hospital) or by either party without cause, typically upon 90 to 120 days' prior notice.

     Administrative Services Agreements. FPA has entered into administrative services agreements with the Professional Corporations which delegate to FPA certain administrative, management and support functions which are required by physicians in the practice of medicine (the "Administrative Services Agreements"). Pursuant to the Administrative Services Agreements, FPA generally provides facilities, fixtures and equipment for the provision of all medical services. The Administrative Services Agreements generally have either (i) initial terms of 10 years and are renewable for an additional 10 year period at FPA's election and thereafter renew automatically for a third 10-year term unless either party elects to terminate or (ii) a term of 40 years.

     Pursuant to the Administrative Services Agreements, the Professional Corporations have assigned to FPA, as agent for the Professional Corporations and as security for the payment to FPA of its management fee, substantially all revenue received by the Professional Corporations, retain the rights to its fee-for-service revenue and provide for its own operating costs. "Revenue" is generally defined as all capitated sums which the Professional Corporations receive or become entitled to receive for the performance of medical services by physicians employed by or under contract with the Professional Corporations, all fee-for-service revenue and substantially all shared risk pool revenue received. Amounts that may not be assigned to FPA under applicable law (including traditional fee-for-service Medicare payments) are not included in the revenue assigned to FPA. As compensation for services rendered to the Professional Corporations by FPA under the Administrative Services Agreements, FPA receives a management fee, which consists of assigned revenues minus the costs associated with the provision of medical care and general and administrative expenses. FPA remits a portion of the capitation payments on behalf of the Professional Corporations to the primary care physicians in the FPA Network based on the number of enrollees each physician covers, regardless of the amount of medical care provided. Pursuant to the Administrative Services Agreements, the Professional Corporations appoint FPA as collection and disbursement agent to collect receivables and disburse funds required to discharge obligations arising form the Payor agreements.

AGREEMENTS WITH BILLING FIRMS

     Sterling's fee-for-service hospital-based billing and collection services are provided by two nonaffiliated billing firms. Sterling enters into a separate written agreement with each billing firm for each hospital client to which services are provided. Each billing firm reviews patient charts, prepares invoices for the services provided and submits insurance claims, if any. Under Sterling's arrangements with independent contractor physicians, collections are paid directly to accounts from which Sterling has the right to withdraw its management fees. Sterling receives monthly reports on billings invoiced and cash collected. As of December 1996, the monthly rates paid by Sterling to the billing firms and collection services were approximately $900,000, collectively. Sterling's primary care billing and collection functions are serviced internally.

COMPETITION

     The health care industry is highly competitive and is subject to continuing changes in how services are provided and how providers are selected and paid. Generally, FPA and the Professional Corporations compete with any entity that contracts with Payors for the provision of prepaid health care services. The FPA Network also competes with other companies, including PPMs, which provide management services to health care providers. FPA also competes with local physician groups and hospitals for the provision of physician practice management services to hospital emergency departments. FPA also competes with other companies for acquisitions of PPMs, IPAs and physician practices. Certain competitors are significantly larger and better capitalized than FPA, provide a wider variety of services, have greater experience in providing physician practice management services and have longer-established relationships with buyers of such services than does the Company.

GOVERNMENTAL REGULATION

     The health care industry is highly regulated, and there can be no assurance that the regulatory environment in which FPA operates will not change significantly in the future. Generally, regulation of health care companies is increasing.

     Reimbursement. Various proposals affecting federal and state regulation of the health care industry, including limitations on Medicare and Medicaid payments, have been introduced in the past, including provisions that would reduce funds available for the Medicare program. Any limitation on Medicare, Medicaid or other government sponsored payments may adversely affect FPA. For example, Sterling derived approximately 30% of its 1996 hospital-based operating revenue from payments made by government-sponsored health care programs, principally Medicare and Medicaid. Furthermore, funds received under these programs are subject to audit and retroactive review. In addition, many of Sterling's services are reimbursed pursuant to Resource Based Relative Value Scale ("RBRVS"). FPA believes that the impact of RBRVS on Sterling's operations and financial condition has not been significant. However, if future changes are adopted relating to the RBRVS fee structure, the aggregate fee payments from Medicare for certain emergency department procedures could be affected. If the result is a reduction in such fees, especially if followed by reductions in reimbursement by commercial third party payors, the RBRVS system could adversely affect Sterling's operating results or financial condition. There can be no assurance that the payments under any governmental and private third party payor program will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Furthermore, changes in reimbursement regulations, policies, practices, interpretations or statutes could adversely affect the operations of the Company.

     Corporate Practice of Medicine. Federal law and the laws of the states where FPA and the Professional Corporations currently operate generally specify who may practice medicine and limit the scope of relationships between medical practitioners and other parties. Under certain states' laws, FPA is prohibited from practicing medicine or exercising control over the provisions of medical services. In order to comply with such laws, the FPA Network is organized so that all physician services are offered by the physicians who are employed by or affiliated with the Professional Corporations. In order to comply with such laws in those states, FPA does not employ practicing physicians as practitioners, exert control over their decisions regarding medical care or represent to the public that it offers medical services. FPA has entered into administrative services agreements with the Professional Corporations which delegate to FPA the performance of certain administrative, management and support functions. FPA believes that the services it provides to the FPA Network do not constitute the practice of medicine under applicable laws.

     Licensing Requirements. Every state imposes licensing requirements on individual physicians and on facilities and services operated by physicians. In addition, federal and state laws regulate HMOs and other managed care organizations with which the physician groups may have contracts. Many states require regulatory approval, including certificates of need, before establishing or expanding certain types of health care facilities, offering certain services or making expenditures in excess of statutory thresholds for health care equipment, facilities or programs. Some states also require licensing of third-party administrators, entities performing utilization management functions and collection agencies. Certain of FPA's subsidiaries have obtained third-party administrator and utilization management licenses. In connection with its existing operations and its expansion into new markets, FPA believes it is in compliance with all such laws and regulations and current interpretations thereof, but there can be no assurance that such laws, regulations or interpretations will not restrict expansion or affect operations in the future or that additional laws and regulations will not be enacted. The ability of FPA to operate profitably will depend in part upon FPA and its affiliated physician groups obtaining and maintaining all necessary licenses, certificates of need and other approvals and operating in compliance with applicable health care regulations.

     Fraud and Abuse; Self-referral. Federal law prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for, or in order to induce: (i) the referral of a person for services; (ii) the furnishing or arranging for the furnishing of items or services; or (iii) the purchase, lease or order of arranging or recommending purchasing; leasing or ordering of any item or service, in each case, reimbursable under Medicare or Medicaid. Pursuant to this anti-kickback law, the federal government has announced a policy of increased scrutiny of joint ventures and other transactions among health care providers in an effort to reduce potential fraud and abuse relating to Medicare patients. The applicability of these provisions to many kinds of business transactions in the health care industry has not yet been subject to judicial and regulatory interpretation. In addition, federal legislation currently restricts the ability of physicians to refer patients to entities in which they have an ownership interest or compensation arrangement for clinical laboratory services. Effective January 1, 1995, the federal anti-referral legislation extended to entities that provide certain other "designated health services." Many states, including those in which FPA presently does business, have similar anti-kickback and anti-referral laws.

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

     FPA believes that its business operations do not involve the offer, payment, solicitation or receipt of remuneration to induce referrals of patients because compensation arrangements with primary care physicians who make referrals are designed to discourage referrals to the extent they are unnecessary. These physicians are paid either on a capitation or fee-for-service basis and do not receive any financial benefit from making referrals. FPA also believes that its business arrangements do not involve the referral of patients to entities with whom referring physicians have an ownership interest or compensation arrangement within the meaning of federal and state anti-referral laws, because most referrals are made directly to other providers rather than to entities in which referring physicians have an ownership or compensation arrangement. FPA further believes its compensation arrangements with physicians fall within various exceptions to state and federal anti-referral laws, including exceptions for ownership or compensation arrangements with certain managed care organizations and for physician incentive plans that limit referrals. In addition, FPA believes that the methods used to acquire existing physician practices and to recruit new physicians do not violate anti-kickback and anti-referral laws and regulations. Should any of FPA's business arrangements be deemed to constitute arrangements designed to induce the referral of Medicare or Medicaid patients or to involve referrals to entities with whom the referring physician has an ownership interest or compensation arrangement, then such arrangements could be viewed as possibly violating anti-kickback or anti-referral laws and regulations. A determination of liability under any such law could have a material adverse effect on FPA's results of operations.

     Insurance Regulation. Federal and state laws regulate insurance companies, HMOs and other managed care organizations. Generally, these laws apply to entities that accept financial risk. Certain of the risk arrangements entered into by FPA could be characterized by some states as the business of insurance. FPA, however, believes that the acceptance of capitation payments by a health care provider does not constitute the conduct of the business of insurance. Many states also regulate the establishment and operation of networks of health care providers. Generally, these laws do not apply to the hiring and contracting of physicians by other health care providers. There can be no assurance that regulators in the states in which FPA operates would not apply these laws to require licensure of FPA's operations as an insurer or provider network. FPA believes that it is in compliance with these laws in the states in which it does business, but there can be no assurance that future interpretations of these laws by the regulatory authorities in these states or the states in which FPA may expand will not require licensure or a restructuring of some or all of FPA's operations. In the event that FPA is required to become licensed under these laws, the licensure process can be lengthy and time consuming and, unless the regulatory authority permits FPA to continue to operate while the licensure process is progressing, FPA could experience a material adverse change in its business while the licensure process is pending. In addition, many of the licensing requirements mandate strict financial and other requirements which FPA may not immediately be able to meet. Further, once licensed, FPA would be subject to continuing oversight by and reporting to the respective regulatory agency.

     State laws in California, operations in which represented approximately 22% of FPA's operating revenues for the year ended December 31, 1996, require entities such as FPA to be licensed as health care service plans. The application of a wholly-owned subsidiary of FPA for a restricted license was approved by the California Department of Corporations in December 1996. The loss or revocation of such license would have a material adverse effect on FPA. In addition, there can be no assurance that regulatory authorities in the other states in which FPA or its affiliates operate will not impose similar requirements.

   Possible Negative Effects of Prospective Health Care Reform. Various plans have been proposed and are being considered on federal, state and local levels to reduce costs in health care spending. Although FPA believes its management model responds to the concerns addressed by such plans, it is not possible to assess the likelihood any of these proposals will be enacted or to assess the impact any of these proposals may have on reimbursement to health care providers. Any plan to control health care costs, however, could result in lower rates of reimbursement. Lower rates of reimbursement may reduce the amount assigned to FPA by the Professional Corporations and accordingly, would have a material effect of FPA's business and results of operations.

   Other. In recent years, legislation has been proposed in Congress to implement an "any willing provider" law on a national level. These laws, which are in effect in some states, require managed care organizations, such as HMOs, to contract with any physician who is appropriately licensed and who meets any applicable membership criteria. Such laws could limit the flexibility of managed care organizations to achieve efficiency by controlling the size of their primary care provider networks and the number of specialty care providers to whom enrollees are referred. At present, no state in which FPA Network physicians practice has such a law although "any willing provider" laws have been proposed in states in which FPA operates. FPA cannot predict what effect such laws would have on its operations.

CORPORATE LIABILITY AND INSURANCE

   In recent years, physicians, hospitals and other participants in the managed health care industry have become subject to an increasing number of lawsuits alleging medical malpractice and related claims based on the withholding of approval for or reimbursement of necessary medical services. Many of these lawsuits involve large claims and substantial defense costs.

     The Company requires all physicians in the FPA Network to carry certain minimum amounts of malpractice insurance coverage. The Professional Corporations and certain subsidiaries maintain their own malpractice insurance. The Company also maintains an errors and omissions insurance policy which covers utilization review activities. Sterling currently maintains professional liability insurance underwritten by an insurance company unaffiliated with Sterling for itself, its hospital clients and its contracted physicians, in amounts it deems to be appropriate, based upon historical claims and the nature and risks of its business. The professional liability insurance coverage is on a claims-made basis (the coverage includes claims reported during the period that the insured was covered by the policy) and includes certain self-insurance retention. Such insurance provides coverage, subject to policy limits, in the event that Sterling is held liable as a co-defendant in a lawsuit against an independent contractor physician or hospital client. In addition to any potential tort liability of Sterling, Sterling's contracts with hospitals generally contain provisions under which Sterling agrees to indemnify the hospital for losses resulting from the negligence of the hospital or hospital personnel. Any claim or claims in excess of insurance policy limits could have a material adverse effect on FPA.

EMPLOYEES

   At March 21, 1997, the Company had approximately 4,000 full time employees. Management believes that its employee relations are good. None of the FPA Network's employees are subject to a collective bargaining agreement, however, certain physicians in Thomas-Davis Medical Centers, P.C., a professional corporation affiliated with FPA, and employees in Tucson, Arizona voted in late 1996 and early 1997, respectively, to form a collective bargaining unit. Appeals with respect to the vote are currently pending before the National Relations Board.

ITEM 2. PROPERTIES

     FPA leases administrative office space in each of its regions, as follows:

                                  REGION                                     SQUARE FEET        TERMINATION DATE
                                  ------                                     -----------        ----------------

     San Diego, CA................................................               20,150        September  2001
     Coral Gables, FL.............................................               38,000        April 2000
     San Diego, CA................................................               25,000        May 1999
     Sacramento, CA...............................................                5,000        June 2001
     Los Angeles, CA..............................................               16,000        December 2000
     Newtown Square, PA...........................................               13,000        October 2000
     Phoenix, AZ..................................................               10,000        January 2001
     San Antonio, TX..............................................               36,000        October 2005
                                                                                -------
          Total...................................................              163,150
                                                                                =======

     FPA also leases certain other administrative offices and various medical office spaces for the health centers that FPA, its subsidiaries and the Professional Corporations operate. As FPA, its subsidiaries and the Professional Corporations acquire additional physician practices, management expects that FPA, its subsidiaries and the Professional Corporations will enter into additional medical office space leases.


ITEM 3. LEGAL PROCEEDINGS

     FPA is party to certain legal actions arising in the ordinary course of business. In the opinion of FPA's management, liability, if any, under these claims is adequately covered by insurance or will not have a material effect on FPA's financial position or results of operations.

     AHI is a defendant in a purported class action securities lawsuit entitled In re AHI Healthcare Systems, Inc. Securities Litigation filed in the United States District Court for the Central District of California, Western Division. The suit was initially filed against AHI, certain of its officers and directors, and its underwriters on December 20, 1995. The suit asserts that AHI artificially inflated the price of its stock by, among other things, misleading securities analysts and by failing to disclose in its initial public offering prospectus alleged difficulties with the acquisition of Lakewood Health Plan, Inc. and with two of AHI's payor contracts with FHP, Inc. The plaintiffs seek unspecified damages on behalf of the stockholders who purchased AHI's common stock between September 28, 1995 and December 19, 1995. On January 17, 1997 the district court (a) granted AHI's motion for partial summary judgment and dismissed the class plaintiffs' claims concerning the alleged misrepresentations regarding AHI's intended use of initial public offering proceeds and AHI's relationship with FHP, Inc. but (b) denied summary judgment on the claims relating to the proposed acquisition of Lakewood Health Plan, Inc. As a result, only those claims relating to Lakewood Health Plan and AHI's alleged liability for the public statements of securities analysts following AHI remain in the suit. Since the court's ruling on AHI's motion for partial summary judgment, the plaintiffs have asked the court for leave to amend their complaint to add an additional claim alleging problems with AHI's medical group operations in Downey, California. Additionally, on November 12, 1996, FPA, AHI and AHI's directors were named as defendants in a class action lawsuit filed in Delaware Chancery Court by Joshua Chopp, a stockholder of AHI. The suit asserts, among other things, that the "intrinsic value" of AHI's stock is higher than that which AHI's stockholders will receive in the merger, and that the directors of AHI breached their fiduciary duties by approving the merger without undertaking steps to accurately ascertain AHI's market value. The stockholder further alleges that FPA knowingly aided and abetted a breach of fiduciary duty by the individual defendants. The stockholder is seeking equitable relief. FPA intends to vigorously defend both of these lawsuits and does not expect that the outcome of these lawsuits will have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a special meeting of FPA stockholders held on October 31, 1996, two matters were voted upon by the FPA stockholders. The FPA stockholders adopted an agreement and plan of merger pursuant to which Sterling Healthcare Group, Inc. became a wholly-owned subsidiary of FPA. The vote to adopt such agreement and plan of merger was as follows:

     FOR                              7,480,410
     AGAINST                             20,167
     WITHHELD                            32,784
     ABSTENTIONS                         26,753
     BROKER NON-VOTES                      --

The second matter voted upon was the approval of amendments to the FPA Omnibus Stock Option Plan to increase the total number of shares of FPA Common Stock issuable upon exercise of options granted under such plan by 2,500,000 to 5,000,000 and limit the number of shares of FPA Common Stock for which options may be granted under such plan to any person during calendar year to 750,000. The vote to approve such amendments was as follows:

     FOR                            5,377,171
     AGAINST                        2,153,321
     WITHHELD                           --
     ABSTENTIONS                       29,622
     BROKER NON-VOTES                   --

     At a special meeting of FPA stockholders held on March 17, 1997, two matters were voted upon by the FPA stockholders. The FPA stockholders adopted an agreement and plan of merger pursuant to which AHI Healthcare Systems, Inc. became a wholly-owned subsidiary of FPA. The vote to adopt such agreement and plan of merger was as follows:

                  FOR                                    15,530,374
                  AGAINST                                    38,512
                  WITHHELD                                        -
                  ABSTENTIONS                                19,024
                  BROKER NON-VOTES                                -

The second matter voted upon was the approval of amendments to the Omnibus Stock Option Plan to increase the total number of shares of FPA Common Stock issuable upon exercise of options granted under such plan by 1,500,000 to 6,500,000. The vote to approve such amendment was as follows:

                  FOR                                    13,361,987
                  AGAINST                                 2,171,741
                  WITHHELD                                        -
                  ABSTENTIONS                                54,182
                  BROKER NON-VOTES                                -

Executive Officers of the Registrant

     Set forth below is information about the executive officers of FPA. The offices referred to below are offices of FPA unless otherwise indicated.

     All executive officers are elected to serve at the pleasure of the Board of Directors.

     Dr. Sol Lizerbram (48), Chairman of the Board since 1986 and President from 1986 until October 31, 1996.

     Dr. Seth Flam (38), Chief Executive Officer since 1986 and President since November 1, 1996.

     Dr. Stephen Dresnick (46), Vice Chairman of the Board since 1996 and President, Sterling Healthcare Group, Inc. since 1987.

     Dr. Howard Hassman (39), Executive Vice President -- Corporate Development since September 1994; Chief Financial Officer from 1986 to September 1994.

     Dr. Kevin Ellis (40), Chief Medical Officer since April 1995. Chief Operating Officer from 1988 until April 1995.

     Steven M. Lash (43), Executive Vice President and Chief Financial Officer since September 1994. Executive Vice President for Institutional Care at Sharp Health care, a health care system providing medical services throughout San Diego, California, from April 1993 to September 1994; Senior Vice President of Business Affairs and Chief Financial Officer of San Diego Hospital Association, doing business as Sharp Healthcare, from 1981 to April 1993.

     James A. Lebovitz (39), Senior Vice President, General Counsel and Secretary since March 1996. Partner, Ballard Spahr Andrews & Ingersoll, a law firm, from 1991 until March 1996.

     Cheryl A. Moore (31), Vice President-Finance since July 1996; Controller since January 1994; Vice President and Chief Accounting Officer since August 1994. Audit manager, Deloitte & Touche, from 1993 to January 1994; auditor, Deloitte & Touche, from 1988 to 1993.

                                     PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     FPA's Common Stock is traded on The Nasdaq Stock Market under the symbol FPAM. The table below shows the high and low bid prices for FPA's Common Stock for each quarter during 1995 and 1996.

                                 1995                   HIGH       LOW
                                 ----                   ----       ---
          1st Quarter.............................      $11.250    $6.000
          2nd Quarter.............................       12.500     7.875
          3rd Quarter.............................       12.125     8.875
          4th Quarter.............................        9.750     5.875



                                 1996                  HIGH          LOW
                                 ----                  ----          ---
          1st Quarter.............................      $13.250    $8.625
          2nd Quarter.............................       20.125    12.125
          3rd Quarter.............................       27.125    12.500
          4th Quarter.............................       29.500    16.375

     At March 21, 1997, there were approximately 251 holders of record of Common Stock. FPA declared no cash dividends during 1995 or 1996 and has no plans to declare cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following statement of operations data and balance sheet data have been derived from the audited consolidated financial statements of the Company. Selected financial data below should be read in conjunction with the consolidated financial statements and notes thereto, included elsewhere in this document.

                                                                     YEAR ENDED DECEMBER 31
                                                                     ----------------------
COMBINED STATEMENTS OF OPERATIONS:           1992             1993              1994              1995           1996
                                             ----             ----              ----              ----           ----
Operating revenue                        $     8,275      $    13,988      $     57,691      $    168,352    $   440,319
Medical services expense                       6,423           10,348            41,352           113,743        313,707
                                         -----------      -----------      ------------      ------------    -----------
                                               1,852            3,640            16,339            54,609        126,612
General and administrative expenses            1,893            3,471            13,607            44,893         99,230
Merger, restructuring and other
  unusual charges                                                                                   1,590         37,971
                                         -----------      -----------      ------------      ------------    -----------
Income (loss) from operations                    (41)             169             2,732             8,126        (10,589)
Other income (expense), net                       10                9              --              (1,569)        (5,127)
                                         -----------      -----------      ------------      ------------    -----------
Income (loss) before income taxes                (31)             178             2,732             6,557        (15,716)
Income tax (expense) benefit                    --               --                (942)           (2,723)          --
                                         -----------      -----------      ------------      ------------    -----------
Net income (loss)                        $       (31)     $       178      $      1,790      $      3,834    $   (15,716)
                                         ===========      ===========      ============      ============    ===========

PRO FORMA PER SHARE DATA:
Net income per share                                      $      0.27      $       0.26      $       0.28    $     (0.72)
Weighted average shares outstanding                         3,163,000         6,579,828        13,693,192     21,702,786

COMBINED BALANCE SHEET DATA:
Cash and marketable securities           $       423      $       610      $     12,217      $     11,401    $    45,595
Working capital surplus (deficit)               (634)            (600)           22,164            25,974        (12,078)
Total assets                                   1,027            1,633            45,052           152,407        577,270
Long-term liabilities                           --                 21             9,650            23,839        193,318
Stockholders' equity (deficit)                  (546)            (358)           24,326            93,227        143,518

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     FPA Medical Management, Inc., its subsidiaries and the Professional Corporations derive substantially all of their operating revenue from (i) the payments made by Payors to the Professional Corporations for managed care medical services and (ii) fee-for-service revenues for medical centers in the managed care business and (iii) fee-for-services revenues from emergency department medical services.

MANAGED CARE BUSINESS

     The Company has two types of Payor contracts: contracts for both inpatient and outpatient services ("global capitation" contracts) and those limited to outpatient services or professional medical services ("outpatient capitation" contracts). Under global capitation contracts, the Company receives a fixed monthly amount per enrollee for which the Company is financially responsible to provide the enrollees with all necessary inpatient and outpatient care. Under outpatient capitation contracts, the Company receives a fixed monthly amount per enrollee for which the Company is financially responsible to provide the enrollees with all necessary outpatient care. Additionally, under these outpatient capitation contracts, the Company is a party to shared risk arrangements with Payors which generally reward the Company for the efficient utilization of hospital inpatient services. Under these shared risk arrangements, the Company shares any surplus or, in some cases, deficit, of amounts pre-established by the Payor in relation to inpatient expense. Revenue under global capitation contracts represented 0%, 20.9% and 36.3% for 1994, 1995 and 1996, respectively, of managed care business operating revenue. Revenue under outpatient capitation contracts represented 98.5%, 72.4% and 51.7% for 1994, 1995 and 1996, respectively, of managed care business operating revenue.

     The Company also generates fee-for-service revenue for the performance of medical services through the Professional Corporations and its subsidiaries. These revenues are presented net of contractual deductions and represented 1.5%, 6.7% and 12.0% for 1994, 1995 and 1996, respectively, of managed care business operating revenue.

     Through the Professional Corporations and its subsidiaries, the Company contracts with various healthcare providers to provide primary care and specialty medical services to covered enrollees. Primary care physicians are compensated on either a salary or capitation basis. Specialty care physician services are paid for on either a discounted fee-for-service or capitation basis. Managed care business medical services expense paid for on a capitation basis (for certain primary care and specialty care services) or fixed salary basis (for primary care only) totaled 42.5%, 31.9% and 25.8% for 1994, 1995 and 1996 respectively, of managed care business operating revenues, with the remainder of medical services expense (for primary care, specialty care, ancillary services, inpatient and outpatient services, lab charges, etc.) paid for on a discounted fee-for-service or per diem basis.

EMERGENCY DEPARTMENT BUSINESS

     Through the emergency department business, the Company provides contract management and support services primarily to emergency departments. As of December 31, 1996 the Company provided physician practice management services on a contract basis to 104 emergency departments, one anesthesia department, three correctional health care facilities and one rural health urgent care clinic located in 20 states. The Company contracts with approximately 1,000 affiliated physicians who provide certain medical services to approximately 1.4 million patients annually.

     The Company's contractual arrangements with hospitals are primarily fee-for-service contracts whereby hospitals generally agree, in exchange for the Company's services, to authorize the Company and its contracted health care professionals to bill and collect the professional component of the charges for medical services rendered by the Company's contracted health care professionals. Fee-for-service contracts may, depending on the hospital's patient volume and payor mix, involve the payment of a subsidy to the Company by the hospital. In 1994, 1995 and 1996, respectively, 94.0%, 84.4% and 84.6% of the Company's emergency department operating revenue was earned on a fee-for-service basis, and the Company emphasized fee-for-service contracts in its marketing activities.

     Medical services expense for the emergency department business consists primarily of payments made to independent contractor and employee physicians ("Physician Costs") and, to a lesser extent the costs of medical supplies and malpractice insurance and laboratory fees. In 1994, 1995 and 1996, Physician Costs accounted for 95.1%, 91.8% and 92.1%, respectively, of emergency department medical services expense.

OPERATIONAL DEVELOPMENT

     The future growth of FPA is largely dependent on a continued increase in the number of new enrollees in the FPA network. This growth may come from (i) affiliations with, or acquisitions of, individual or group physician practices serving enrollees of Payors in the FPA network or of new Payors, (ii) increased membership in plans of Payors with which the Professional Corporations have contracts and whose members are patients of physicians in the FPA network or
(iii) agreements with Payors, physicians and hospitals in other geographic markets. The process of identifying and consummating suitable acquisitions of, or affiliations with, physician groups can be lengthy and complex. The marketplace for such acquisitions and affiliations is subject to increasing competitive pressures. There can be no assurance that FPA will be successful in identifying, acquiring or affiliating with additional physician groups or hospitals or that the Professional Corporations will be able to contract with new Payors. In addition, there can be no assurance that the Company's acquisitions will be successfully integrated on a timely basis or that the anticipated benefits of these acquisitions will be realized; failure to effectively accomplish the integration of acquired companies could have a material adverse effect on FPA's results of operations and financial condition. FPA's ability to expand is also dependent upon its ability to comply with legal and regulatory requirements in the jurisdictions in which it operates or will operate and to obtain necessary regulatory approvals, certificates and licenses.

     In March 1997, the Company completed its merger with AHI Healthcare Systems, Inc. In January 1996, the Company acquired three independent practice associations in the Los Angeles, Ventura and Sacramento regions of California, which now service approximately 76,000 enrollees and include 570 primary care physicians. In June 1996, FPA acquired Physicians First, Inc., operating 40 medical clinics in Florida, through which 110 primary care physicians provided services to approximately 80,000 enrollees. In July 1996, the Company acquired two independent practice associations, one in Arizona and Florida, providing services to approximately 14,000 and 4,000 enrollees, respectively. In October 1996, FPA and Sterling completed a merger. Effective in December 1996, the Company and certain Professional Corporations acquired two medical groups, one each in California and Arizona, providing services to approximately 63,000 and 157,000 enrollees, respectively.

     Listed below is a breakdown of enrollees, Payors, primary care physicians, specialty care physicians, and emergency department business contracts (including anesthesiology, urgent care and correctional facility business contracts) by region at December 31, 1996.

                                                                            NUMBER OF
                                  NUMBER OF     NUMBER OF     NUMBER OF     EMERGENCY
                                    PAYOR     PRIMARY CARE  SPECIALTY CARE  DEPARTMENT
                     ENROLLEES    CONTRACTS    PHYSICIANS     PHYSICIANS    CONTRACTS
                     ---------    ---------    ----------    ------------   ---------
California            207,967         21           681         3,191           --
Arizona               186,102          4           459           771           --
New Jersey             29,029          4           926           447           --
Delaware                7,782          1            74            74           --
South Carolina         12,473          3           176            51             2
North Carolina         11,074          1            52          --              11
Texas                  46,199          6            64           427            16
Florida                95,520          3           228           777             9
Michigan               27,334          2           406         1,028            10
Louisiana                --           --          --            --              10
Mississippi              --           --          --            --               8
Tennessee                --           --          --            --               7
Alabama                  --           --          --            --               6
Others                   --           --          --            --              30
                      -------        ---         -----         -----           ---
          Total       623,480         45         3,066         6,766           109
                      =======        ===         =====         =====           ===

RESULTS OF OPERATIONS

     The following table sets forth for 1994, 1995 and 1996 selected financial data and selected financial data expressed as a percentage of operating revenue.

                                                           YEAR ENDED DECEMBER 31,
                                              1994                                            1995
                                              ----                                            ----
                         MANAGED         EMERGENCY                         MANAGED          EMERGENCY
                          CARE          DEPARTMENT                          CARE           DEPARTMENT
                        BUSINESS         BUSINESS          TOTAL          BUSINESS          BUSINESS           TOTAL
                        --------         --------          -----          --------          --------           -----
Operating revenue     $ 18,435,877      $39,255,573     $57,691,450     $ 52,691,955      $115,659,527     $168,351,482
Medical services
  expense               13,628,430       27,723,675      41,352,105       37,757,244        75,985,634      113,742,878
General and
  administrative
  expenses (1)           4,423,842        9,183,231      13,607,073       13,310,386        33,172,287       46,482,673
                      ------------      -----------     -----------     ------------      ------------     ------------
Income (loss)
  from operations          383,605        2,348,667       2,732,272        1,624,325         6,501,606        8,125,931
Other (income)
  expense                  (79,892)          80,301             409         (189,725)        1,758,371        1,568,646
                      ------------      -----------     -----------     ------------      ------------     ------------
Income (loss)
  before tax               463,497        2,268,366       2,731,863        1,814,050         4,743,235        6,557,285
Income tax expense          75,184          866,841         942,025          811,588         1,911,732        2,723,320
                      ------------      -----------     -----------     ------------      ------------     ------------
Net income (loss)     $    388,313      $ 1,401,525     $ 1,789,838     $  1,002,462      $  2,831,503     $  3,833,965
                      ============      ===========     ===========     ============      ============     ============

                                      YEAR ENDED DECEMBER 31,
                                               1996
                                               ----
                         MANAGED            EMERGENCY
                          CARE             DEPARTMENT
                        BUSINESS            BUSINESS            TOTAL
                        --------            --------            -----
Operating revenue     $ 303,557,843      $ 136,760,770      $ 440,318,613
Medical services
  expense               219,456,632         94,249,976        313,706,608
General and
  administrative
  expenses (1)           88,536,451         48,664,736        137,201,187
                      -------------      -------------      -------------
Income (loss)
  from operations        (4,435,240)        (6,153,942)       (10,589,182)
Other (income)
  expense                 4,273,613            853,631          5,127,244
                      -------------      -------------      -------------
Income (loss)
  before tax             (8,708,853)        (7,007,573)       (15,716,426)
Income tax expense             --                 --                 --
                      -------------      -------------      -------------
Net income (loss)     $  (8,708,853)     $  (7,007,573)     $ (15,716,426)
                      =============      =============      =============

                                                          YEAR ENDED DECEMBER 31,
                                             1994                                          1995
                                             ----                                          ----
                             MANAGED       EMERGENCY                      MANAGED        EMERGENCY
                              CARE        DEPARTMENT                       CARE         DEPARTMENT
                            BUSINESS       BUSINESS        TOTAL         BUSINESS        BUSINESS        TOTAL
                            --------       --------        -----         --------        --------        -----
Operating revenue             100%            100%         100.0%         100.0%          100.0%         100.0%
Medical services
  expense                    73.9%           70.6%          71.7%          71.7%           65.7%          67.6%
General and
  administrative
  expenses (1)               24.0%           23.4%          23.6%          25.3%           28.7%          27.5%
                            -----            ----          -----          -----           -----          -----
Income (loss) from
  operations                  2.1%            6.0%           4.7%           3.0%            5.6%           4.8%
Other (Income)
  expense                   (0.4)%            0.2%           0.0%          (0.4)%           1.5%           0.9%
                            -----            ----          -----          -----           -----          -----
Income (loss)
  before tax                  2.5%            5.8%           4.7%           3.4%            4.1%           3.9%
Income tax expense            0.4%            2.2%           1.6%           1.5%            1.7%           1.6%
                            -----            ----          -----          -----           -----          -----
Net income (loss)             2.1%            3.6%           3.1%           1.9%            2.4%           2.3%
                            =====            ====          =====          =====           =====          =====

                                     YEAR ENDED DECEMBER 31,
                                             1996
                                             ----
                           MANAGED         EMERGENCY
                             CARE         DEPARTMENT
                           BUSINESS        BUSINESS         TOTAL
                           --------        --------         -----
Operating revenue           100.0%          100.0%          100.0%
Medical services
  expense                    72.3%           68.9%           71.3%
General and
  administrative
  expenses (1)               29.2%           35.5%           31.2%
                            -----           -----           -----
Income (loss)
  from operations            (1.5)%          (4.5)%          (2.4)%
Other (Income)
  expense                     1.4%            0.6%            1.2%
                            -----           -----           -----
Income (loss)
  before tax                 (2.9)%          (5.1)%          (3.6)%
Income tax expense            0.0%            0.0%            0.0%
                            -----           -----           -----
Net income (Loss)            (2.9)%          (5.1)%          (3.6)%
                            =====           =====           =====

    (1) Includes nonrecurring charges of $38.0 million in 1996. Excluding these nonrecurring charges, general and administrative expense was 22.6% of operating revenue and income from operations was 6.2% of operating revenue in 1996.

MANAGED CARE BUSINESS

YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

     Operating Revenue -- The Company's managed care business operating revenue increased to $303.6 million in 1996 from $52.7 million in 1995 and $18.4 million in 1994. The revenue increase resulted primarily from the increase in average enrollment to 327,000 in 1996, from 63,000 in 1995 and 30,000 in 1994. As compared to 1995, the 1996 increase resulted from the addition of (i) approximately 161,000 enrollees in California primarily as a result of acquisitions, (ii) approximately 174,000 enrollees in Arizona primarily as a result of a December 1996 acquisition, (iii) enrollment of 42,000, 14,000, and 15,000 enrollees, respectively, in the Mid Atlantic region, Texas and Florida as a result of internal growth, (iv) approximately 27,000 enrollees in Michigan and
(v) approximately 80,000 enrollees in Florida, as a result of a June 1996 acquisition. In 1996, the Company generated net fee-for-service revenue of $35.9 million compared to 1995 net fee-for-service revenue of $2.8 million and no fee-for-service revenue in 1994. The growth in fee-for-service revenue is attributable to the increasing number of medical facilities managed by FPA.

     Medical Services Expense -- Medical services expense for 1996 was $219.5 million or 72.3% of managed care business operating revenue as compared to $37.8 million or 71.7% of such operating revenue in 1995 and $13.6 million or 73.9% of such operating revenue in 1994. The increase in medical services expense as a percent of such operating revenue from 1995 to 1996 resulted primarily from significantly increased membership in the Mid-Atlantic and Florida regions under global capitation contracts which initially experience a higher medical loss ratio than outpatient only capitation contracts. The decrease in medical services expense as a percentage of such operating revenue from 1994 to 1995 resulted from a higher revenue base per member per month as a result of increased shared risk earnings and increased capitation of specialists which limited costs for the specialty services provided.

     General and Administrative Expense -- General and administrative expense including nonrecurring charges for 1996 was $88.5 million or 29.2% of managed care business operating revenue as compared to $13.3 million or 25.3% of such operating revenue in 1995 and $4.4 million or 24.0% of such operating revenue in 1994. Excluding the effect of nonrecurring charges recognized in 1996, general and administrative expense would have decreased to 22.6% of such operating revenue as the Company achieved economies of scale in its operations. In 1995, the Company hired additional staffing and other personnel in new regions prior to the addition of a significant number of enrollees. The Company has also made significant investments in information systems, and has deployed this technology to the majority of its regions.

     Merger, Restructuring and Other Unusual Charges -- During 1996, the managed care business of the Company incurred approximately $20.3 million in nonrecurring charges. Approximately $6.6 million resulted from write-offs of goodwill and other assets related to unprofitable operations in Arizona and California. Approximately $11.7 million related to costs of legal fees, accounting fees, investment bankers' fees and other costs associated with the Sterling merger. As the Sterling merger was accounted for as pooling of interests, generally accepted accounting principles require that transaction costs be expensed as incurred. Approximately $2.0 million arose from the costs of severance payments, lease terminations and other costs associated with consolidating medical centers and adjusting staffing in Florida, Arizona and as a result of the Sterling merger.

     Income (Loss) from Operations -- In 1996, the managed care business of the Company generated a loss from operations of $4.4 million including the nonrecurring charges. Excluding such nonrecurring charges, 1996 income from operations was $15.9 million as compared to income from operations of $1.6 million in 1995, and $.4 million in 1994.

EMERGENCY DEPARTMENT BUSINESS

YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

     The 1994 consolidated financial statements include the activities of the emergency department business from June 1, 1994 (date of inception) to December 31, 1994.

     Operating Revenue -- Emergency department business operating revenue consists of gross patient revenue, net of contractual deductions and estimated uncollectible accounts, plus other revenue, which consists principally of hospital subsidy payments, flat-rate hospital contract revenue and non-patient generated revenues. Operating revenue increased to $136.8 million in 1996 from $115.7 million in 1995 and $39.3 million in 1994. On a percentage basis, the emergency department business' operating revenue grew 195% in 1995 and 18.2% in 1996. The increases were primarily attributable to the increases in the number of the Company's emergency department contracts from 61 in 1994 and 89 in 1995 to 104 in 1996.

     Medical Services Expense -- Medical services expense increased to $94.2 million for 1996 from $76.0 million in 1995 and $27.7 million in 1994 due primarily to the increase in the number of healthcare professionals under contract, resulting from the increase in the number of the Company's emergency department contracts, as well as negotiated increases in fees paid to certain healthcare professionals. Medical services expense as a percentage of operating revenue was 68.9% in 1996, 65.7% in 1995 and 70.6% in 1994.

     General and Administrative Expense -- General and administrative expense including nonrecurring charges was $48.7 million in 1996, $33.2 million in 1995 and $9.2 million in 1994. Excluding the effect of nonrecurring charges in 1996, general and administrative expense would have been $31.0 million. During 1995, the emergency department business increased the number of its regional offices as well as the number of administrative employees to accommodate the increase in emergency department contracts. In

1996, the Company, through cost cutting measures, including the closing of one of its regional offices as well as the down-sizing of another, reduced this expense. As a percentage of revenue, general and administrative expense was 35.5% in 1996 including non-recurring charges or 22.7% excluding non-recurring charges, 28.7% in 1995 and 23.5% in 1994.

     Merger, Restructuring and Other Unusual Charges -- During 1996, the Company incurred approximately $17.7 million in non-recurring adjustments and restructuring charges. Approximately $12.3 million resulted from write-offs of goodwill and other assets related to terminated emergency department contracts. Approximately $5.1 million related to costs of legal fees, accounting fees, investment bankers' fees and other costs associated with the Sterling merger. As the Sterling merger was accounted for as pooling of interests, generally accepted accounting principles require that transaction costs be expensed as incurred. Approximately $.3 million related to restructuring charges arose from the costs of severance payments, lease terminations and other costs associated with the Sterling merger.

     Net Income (loss) from Operations -- In 1996, the emergency department business of the Company generated a loss from operations of $6.2 million, including nonrecurring charges. Excluding such charges, income from operations would have been $11.5 million as compared to $6.5 million in 1995 and $2.3 million in 1994.

QUARTERLY RESULTS

     The following table presents financial information for the eight quarters ended December 31, 1996. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this document and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts presented below to present fairly the quarterly results when read in conjunction with the audited consolidated financial statements of the Company and notes thereto. The Company's quarterly results have in the past been subject to fluctuation and as a result, the operating results for any quarter are not necessarily indicative of results for any future period. All numbers in the following table are in thousands.

                                                                      QUARTER ENDED
                         ------------------------------------------------------------------------------------------------------
                         MARCH 31,     JUNE 30,  SEPTEMBER 30,  DECEMBER 31,  MARCH 31,   JUNE 30,  SEPTEMBER 30,  DECEMBER 31,
                           1995          1995        1995           1995        1996        1996        1996           1996
                         ---------     --------  -------------  ------------  ---------   --------  -------------  ------------
Operating revenue        $ 29,533      $37,489     $44,569        $56,760     $73,162     $92,075     $124,034      $ 151,048
                         --------      -------     -------        -------     -------     -------     --------      ---------

Medical services
  expense                  19,804       25,255      30,035         38,648      51,550      66,120       92,126        103,911
                         --------      -------     -------        -------     -------     -------     --------      ---------

                            9,729       12,234      14,534         18,112      21,612      25,955       31,908         47,137

General and
  administrative
  expenses                  8,467        9,883      11,559         14,984      17,108      20,286       24,592         37,244

Merger, restructuring
  and other unusual
  charges                      --           --          --          1,590          --          --       1,746          36,225
                         --------      -------     -------        -------     -------     -------     --------      ---------

Income (loss) from
  operations                1,262        2,351       2,975          1,538       4,504       5,669        5,570        (26,332)

Other expense                 208          410         644            307         507         838          993          2,789
                         --------      -------     -------        -------     -------     -------     --------      ---------

Income (loss) before
  taxes                     1,054        1,941       2,331          1,231       3,997       4,831        4,577        (29,121)

Income tax (benefit)
  expense                     434          765         970            554       1,657       2,007        1,948         (5,612)
                         --------      -------     -------        -------     -------     -------     --------      ---------

Net income (loss)        $    620     $ 1,176     $ 1,361        $   677     $ 2,340     $ 2,824     $  2,629      $ (23,509)
                         ========      =======     =======        =======     =======     =======     ========      =========


     Operating and medical services expense during the first and third quarters have been and continue to be affected by movements of members in Payor plans from one plan to another during periods of open enrollment for Payors. Retroactive capitation rate increases generally take effect during the second quarter, while medical services expense increases tend to occur ratably throughout the year. Quarterly results may be affected by final settlements of shared risk distributions which generally occur in the second and third quarter accrued in the previous year. From time to time, final settlements may differ from such estimated amounts. As the Company adds new Payors into the FPA network, the timing of these adjustments may vary and, consequently, quarterly results may be affected in the future, especially due to the start-up of operations in new regions where there is no operating history. Similarly, if medical services expense varies from amounts previously accrued for claims incurred but not reported ("IBNR"), quarterly operating results may fluctuate. A portion of the Company's expansion strategy includes the acquisition of individual and group physician practices by the FPA network, and any such acquisition may materially affect quarterly operating results, causing quarterly fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital primarily to develop physician networks, acquire physician practices and establish an infrastructure in new regions. Capitation arrangements positively impact cash flow because FPA generally receives capitation revenue prior to paying costs associated with services provided under those agreements. However, shared risk arrangements negatively impact cash flow because settlements in connection with these arrangements are typically not collected until significantly after the end of the period in which they were accrued. Fee-for-service revenues also negatively impact cash flow because payment for services rendered generally lags by 90 to 120 days.

     At December 31, 1996, the Company had cash, cash equivalents and marketable securities of $45.6 million and a working capital deficit (current liabilities in excess of current assets) of $12.1 million compared to cash, cash equivalents and marketable securities of $11.4 million and working capital of $26.0 million at December 31, 1995. The increase in cash, cash equivalents and marketable securities of $34.2 million resulted primarily from (i) $55.0 million borrowed under arrangements with financial institutions, (ii) net proceeds of $73.0 million from the Company's issuance of convertible subordinated notes, and (iii) $14.1 million received from the exercise of stock options and warrants, partially offset by (a) approximately $10.5 million of cash payments in connection with acquisitions, (b) approximately $9.1 million for the acquisition of property and equipment, (c) approximately $13.3 million used to purchase intangible assets, (d) approximately $3.0 million invested in Great Lakes
Health Plan, Inc., (e) approximately $54.3 million in payments on notes payable related to acquisitions, and (f) approximately $10.0 in net payments under a bank line of credit. At December 31, 1996 approximately 30% of the Company's current liabilities consist of amounts accrued as payable to specialty care physicians, ancillary providers, hospital and other providers of medical services. These accrued liabilities include claims received by the Company which have not yet been paid as well as an estimate of costs for covered medical benefits incurred by enrollees but not yet reported by providers. These amounts are not due and payable until after the provider has presented a claim and are typically paid within 45 business days of receipt of such claims. The increase in claims payable, including incurred but not reported claims, from approximately $10.3 million at December 1995 to $65.6 million at December 31, 1996 resulted primarily from significantly increased membership and the fact that much of the new membership is under global capitation contracts (which includes hospital services), which resulted in more claims payable per enrollee.

     During 1996, the Company entered into a $55.0 million credit, security, guarantee and pledge agreement (the "Credit Agreement") with four financial institutions. Permitted Borrowings, as defined in the Credit Agreement, generally include acquisitions and capital expenditures. Borrowings under this agreement bear interest at either LIBOR plus 2-1/2%, 2-3/4% or 3%, or prime rate plus 1%, 1-1/4% or 1-1/2%, as defined in the agreement. At December 31, 1996, the Company had borrowed the maximum of $55.0 million under the Credit Agreement.

     In December 1996, the Company issued $75.0 million of convertible subordinated debentures, which resulted in net proceeds to the Company of approximately $73.0 million. The notes bear interest at 6-1/2%, payable semiannually, and are convertible into shares of the Company's stock at $25.95 per share. The debentures are redeemable by the Company after December 20, 1999. Upon the occurrence of a Repurchase Event, as defined in the debentures, each holder has the right to require repayment of the debentures at 100% of the principal amount plus accrued interest.

     The increase in long-term debt from $26.1 million at December 31, 1995 to $254.8 million at December 31, 1996 resulted primarily from approximately $55.0 million in borrowings under arrangements with financial institutions and the issuance of notes payable and assumption of long-term debt in connection with acquisitions of physician practice assets of approximately $273.6 million net of repayments of acquisition debt of approximately $64.2 million. At December 31, 1996, long-term debt exceeded stockholders' equity.

     The Company believes that its cash on hand and anticipated cash flows from its operations will be sufficient to meet the Company's operating capital needs through 1997. The Company intends to obtain additional financing to support planned expansion through an expansion of a line of credit facility to approximately $100.0 million or through other potential financing alternatives including private and public offerings of debt and equity-related securities. There can be no assurance that the Company will be able to obtain such increased credit facility or that it will be able to issue debt or equity-related securities on terms satisfactory to it. To the extent that additional financing is not available, the Company may delay certain potential acquisitions or certain geographic expansion or may seek alternate sources of financing.

     The strategy to expand the FPA network involves the acquisition of individual and group physician practice assets and related businesses. Such acquisitions may be consummated using cash, stock, notes or any combination thereof. Management does not believe that inflation will have a material effect on the operations of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER 31,       DECEMBER 31,
                                                                                      1995               1996
                                                                                   -------------      -------------
                                  ASSETS
Current Assets:
  Cash and cash equivalents                                                        $   3,172,225      $   5,594,877
  Marketable securities                                                                8,228,788         40,000,000
  Accounts receivable -- net of allowance for uncollectible accounts of
      $47,006,677 and $59,796,488 at December 31, 1995 and December 31, 1996,
      respectively                                                                    40,229,995         95,306,672
  Accounts receivable - other                                                          4,636,973         61,168,891
  Notes receivable from affiliate                                                        300,086               --
  Income tax receivable                                                                1,227,949               --
  Prepaid expenses                                                                       656,003          7,397,174
  Capitation deposit                                                                        --           15,409,771
  Deferred income tax asset                                                            2,861,898          3,478,751
                                                                                   -------------      -------------
              Total current assets                                                    61,313,917        228,356,136
Property and equipment - net                                                           9,591,799         40,139,332
Restricted cash and deposits                                                           3,285,000            488,535
Goodwill -- net of accumulated amortization of $1,724,606 and $5,046,296 at
      December 31, 1995 and December 31, 1996, respectively                           69,498,404        284,288,009
Intangible assets -- net of accumulated amortization of $249,682 and
      $3,123,381 at December 31, 1995 and December 31, 1996, respectively              5,988,579          6,667,269
Investment in GLHP                                                                     1,994,900          4,994,900
Deferred income tax asset                                                                   --            3,189,665
Other assets                                                                             733,937          9,146,431
                                                                                   -------------      -------------
              Total                                                                $ 152,406,536      $ 577,270,277
                                                                                   =============      =============
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                            $  14,851,559      $  84,289,042
  Claims payable, including incurred but not reported claims                          10,247,476         65,618,268
  Accrued payroll and related liabilities                                              1,363,304          3,814,695
  Income tax payable                                                                     436,775          2,294,159
  Other liabilities                                                                         --           13,104,704
  Borrowings on line of credit                                                           788,325               --
  Current portion of accrued liability for professional liability claims                 610,000          1,297,790
  Long-term debt, current portion                                                      7,042,635         70,015,734
                                                                                   -------------      -------------
              Total current liabilities                                               35,340,074        240,434,392
Long-term debt, net of current portion                                                 9,012,552        184,774,984
Bank line of credit                                                                   10,000,000               --
Accrued liability for professional liability claims, net of current portion            2,440,000          4,217,000
Deferred income tax liability                                                          1,989,770               --
Other long-term liabilities                                                              397,175          4,325,862
                                                                                   -------------      -------------
              Total Liabilities                                                       59,179,571        433,752,238

Stockholders' equity:
  Preferred stock, $.001 par value per share, 2,000,000 shares authorized,
      no shares outstanding                                                                 --                 --
 Common stock, $.002 par value, 98,000,000 shares authorized, 18,566,326 and
      24,771,149 shares issued and outstanding at December 31, 1995 and
      December 31, 1996, respectively                                                     37,133             49,542
  Additional paid-in capital                                                          87,652,123        153,396,348
  Stock payable                                                                          567,000            534,600
  Accumulated earnings (deficit)                                                       5,253,975        (10,462,451)
  Less: Deferred compensation - stock options                                           (283,266)              --
                                                                                   -------------      -------------
             Total stockholders' equity                                               93,226,965        143,518,039
                                                                                   -------------      -------------
             Total                                                                 $ 152,406,536      $ 577,270,277
                                                                                   =============      =============

                 See notes to consolidated financial statements.

                  FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------
                                                   1994               1995               1996
                                               ------------      -------------      -------------
Managed care revenue                           $ 18,193,286      $  49,880,875      $ 267,641,917
Fee-for-service revenue, net of
  contractual deductions                         39,498,164        118,470,607        172,676,696
                                               ------------      -------------      -------------

Operating revenue                                57,691,450        168,351,482        440,318,613

Expenses:
  Medical services expense - Professional
      Corporations                                4,173,204          7,234,374         27,190,347
  Medical services expense - others              37,178,901        106,508,504        286,516,261
                                               ------------      -------------      -------------
                                                 16,339,345         54,608,604        126,612,005

General and administrative expense               13,607,073         44,892,765         99,230,319
Merger, restructuring and other unusual
  charges (Note 9)                                     --            1,589,908         37,970,868
                                               ------------      -------------      -------------

Income (loss) from operations                     2,732,272          8,125,931        (10,589,182)


Other income (expense):
  Interest and other income                         186,955            609,297            852,288
  Interest expense                                 (187,364)        (2,177,943)        (5,979,532)
                                               ------------      -------------      -------------
              Total other expense                      (409)        (1,568,646)        (5,127,244)
                                               ------------      -------------      -------------
  Income (loss) before income taxes               2,731,863          6,557,285        (15,716,426)
  Income tax expense                                942,025          2,723,320               --
                                               ------------      -------------      -------------
  Net income (loss)                            $  1,789,838      $   3,833,965      $ (15,716,426)
                                               ============      =============      =============
  Net income (loss) per share                                    $         .28      $        (.72)
                                                                 =============      =============


Pro forma (Note 1):
  Adjustment to income tax expense             $   (110,235)
                                               ------------
  Net income                                   $  1,679,603
                                               ------------
  Net income per share                         $        .26
                                               ============


Weighted average shares
  outstanding                                     6,579,828         13,693,192         21,702,786
                                               ============      =============      =============

                 See notes to consolidated financial statements.

                  FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                                           (STOCK
                                                                        SUBSCRIPTIONS
                                                          ADDITIONAL     RECEIVABLE)/   ACCUMULATED      DEFERRED
                                            COMMON         PAID-IN-         STOCK        EARNINGS/     COMPENSATION
                                            STOCK          CAPITAL         PAYABLE       (DEFICIT)     STOCK OPTIONS      TOTAL
                                            -----          -------         -------       ---------     -------------      -----
Balances, January 1, 1994                $     2,188    $       9,812    $    --       $   (369,828)    $      --     $    (357,828)
  Pooling of interests combination
     with Sterling Healthcare Group,
     Inc. effective October 31, 1996          16,195        8,552,074         --               --          (369,000)      8,199,269
  Common stock issued through
     private placement for cash, net
     of costs                                  1,294        4,571,625         --               --              --         4,572,919
  Preferred stock issued and
     redeemed                                              (3,750,000)        --               --              --        (3,750,000)

  Common stock issued through
     initial public offering for cash,
     net of costs                              2,795       11,574,068         --               --              --        11,576,863
  Common stock issued in connection
     with acquisition                            313        1,953,250         --               --              --         1,953,563
  Net income for the year                       --               --           --          1,789,838                       1,789,838
  Other                                           36          333,329      (14,227)            --            22,658         341,796
  One-for-one stock dividend,
     effective March 1, 1995                   6,626           (6,626)        --               --              --              --
                                         -----------    -------------    ---------     ------------    ------------   -------------

Balances, December 31, 1994                   29,447       23,237,532      (14,227)       1,420,010        (346,342)     24,326,420
  Common stock issued through
     public offering for cash, net of
     costs                                     8,501       50,392,907         --               --              --        50,401,408
  Common stock issued in
     connection with acquisitions                450       13,889,419         --               --              --        13,889,869
  Common stock payable issued in
     connection with acquisitions               --               --        567,000             --              --           567,000
  Net income for the year                       --               --           --          3,833,965            --         3,833,965
  Other                                       (1,265)         132,265       14,227             --            63,076         208,303
                                         -----------    -------------    ---------     ------------    ------------   -------------
Balances, December 31, 1995                   37,133       87,652,123      567,000        5,253,975        (283,266)     93,226,965
  Stock options and warrants
     exercised                                   515       10,305,788         --               --              --        10,306,303
  Common stock issued in connection
     with acquisitions                         3,407       52,200,372       41,500             --              --        52,245,279
  Common stock issued in connection
     with conversion of debt                   1,086        3,498,914         --               --              --         3,500,000
  Net loss for the year                         --               --           --        (15,716,426)           --       (15,716,426)
  Other                                        7,401         (260,849)     (73,900)            --           283,266         (44,082)
                                         -----------    -------------    ---------     ------------    ------------   -------------
Balances, December 31, 1996              $    49,542    $ 153,396,348    $ 534,600     $(10,462,451)   $       --     $ 143,518,039
                                         ===========    =============    =========     ============    ============   =============


                 See notes to consolidated financial statements.

                  FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------
                                                        1994              1995               1996
                                                   ------------      ------------      -------------
Cash flows from operating activities:
 Net income (loss)                                 $  1,789,838      $  3,833,965      $ (15,716,426)
 Adjustments to reconcile net income (loss)
   to net cash used by
   operating activities:
  Depreciation and amortization                         570,733         3,419,060         10,736,151
  Imputed interest on notes payable                        --             132,489             98,023
  Loss on disposal of business                             --             772,875               --
  Deferred compensation stock options                    22,658            38,076               --
  Impairment of goodwill                                   --             434,602         18,900,000
  Changes in assets and liabilities, net
   of effects of acquisitions:
   Accounts receivable                               (4,448,976)      (17,983,548)      (104,525,844)
   Income tax receivable/payable                       (163,560)       (1,064,389)         3,397,211
   Capitation deposit                                      --                --          (15,409,771)
   Deferred income taxes                               (205,580)          591,545         (5,302,617)
   Accounts payable and accrued expenses                850,558           469,485         51,891,810
   Claims payable, including incurred but
   not reported claims                                 (315,194)        5,348,274         43,807,285
   Accrued liability for professional
   liability claims                                    (124,216)         (738,500)         2,464,790
   Accrued payroll and related liabilities               (7,157)          336,625          2,451,391
   Prepaid expenses and other assets                   (129,057)         (507,908)        (1,451,907)
                                                   ------------      ------------      -------------
              Total adjustments                      (3,949,791)       (8,751,314)         7,056,522
                                                   ------------      ------------      -------------
 Net cash used by operating activities               (2,159,953)       (4,917,349)        (8,659,904)
Cash flows from investing activities:
  Purchase of property and equipment                   (971,053)       (4,808,619)        (9,126,829)
  Payments for intangible assets                       (270,621)       (1,703,570)       (13,341,849)
  Net payments (to) from affiliate                       44,372          (214,546)          (350,867)
  Investment in GLHP                                       --          (1,994,900)        (3,000,000)
  Net sale (purchase) of marketable securities      (10,079,811)        1,851,023        (31,771,212)
  Acquisitions, net of cash acquired                 (3,713,133)      (38,529,816)       (10,491,630)
  Payments escrowed for acquisitions                       --          (3,285,000)         2,796,465
  Proceeds from sale of business                           --           1,600,000               --
  Other                                                    --             (46,212)              --
                                                   ------------      ------------      -------------
    Net cash used by investing activities           (14,990,246)      (47,131,640)       (65,285,922)
                                                   ------------      ------------      -------------
Cash flows from financing activities:
  Proceeds from merger, net                           5,699,870              --             (169,334)
  Net proceeds from issuance of common
    stock                                            11,441,604        50,401,408               --
  Net proceeds from private placement of
    stock                                             4,812,919              --                 --
  Redemption of preferred stock                      (3,750,000)             --                 --
  Issuance of convertible subordinate notes
    payable                                           1,000,000              --           73,125,000

                  FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Proceeds from exercise of stock options and
  warrants                                            43,365           156,000         14,075,526
Issuance of notes payable                               --                --           53,628,334
Net borrowings under bank line of credit             207,242         7,814,781              --
Receipt of payment for stock subscriptions            35,773            14,227              --
Payments on long-term debt                          (922,779)       (5,302,072)       (64,291,048)
                                                ------------      ------------      -------------
    Net cash provided by financing
      activities                                  18,567,994        53,084,344         76,368,478
                                                ------------      ------------      -------------
Net increase in cash and cash equivalents          1,417,795         1,035,355          2,422,652
Cash and cash equivalents, beginning
  of year                                            719,075         2,136,870          3,172,225
                                                ------------      ------------      -------------
Cash and cash equivalents, end of year          $  2,136,870      $  3,172,225      $   5,594,877
                                                ============      ============      =============


Supplemental cash flow information:
  Cash paid for interest                        $    117,400      $  1,957,194          4,026,106
  Cash paid for income taxes                    $  1,840,296      $  4,781,045            870,382
  Equipment acquired under capital leases       $    155,361      $    438,643          2,009,655
  Common stock issued in connection with
    acquisitions                                $  4,741,976      $ 13,889,870      $  52,245,279
  Effects of acquisitions:
    Fair value of assets acquired               $  7,371,926      $ 78,845,644      $ 273,610,635
    Liabilities  assumed                        $  3,658,793      $ 40,315,828      $ 263,119,005
    Net cash paid for acquisitions              $  3,713,133      $ 38,529,816      $  10,491,630
                                                ============      ============      =============


                 See notes to consolidated financial statements.

                  FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General -- FPA Medical Management, Inc. ("FPA" or the "Company"), a Delaware corporation incorporated in 1994, is a national physician practice management company, which, through its network of primary care physicians, affiliated professional corporations ("Professional Corporations") and subsidiaries, contracts with health maintenance organizations ("HMOs") and other prepaid health insurance plans (collectively, "Payors") to provide and manage physician and related healthcare services to enrollees who select FPA network primary care physicians. FPA also provides contract management services to hospital emergency and anesthesia departments in twenty states.

     On October 31, 1996, FPA and Sterling Healthcare Group, Inc. ("Sterling") consummated a business combination (the "Merger"). As a result of the Merger, each outstanding share of Sterling common stock $.0001 par value per share was converted to .951 shares of FPA Common Stock, $.002 par value per share (FPA "Common Stock"). Sterling's stockholders were issued 8,097,781 shares of FPA Common Stock representing approximately 37% of the total issued and outstanding shares of FPA Common Stock after the Merger. The shares of FPA Common Stock issued to the Sterling stockholders have been registered on a Registration Statement on Form S-4 filed under the Securities Act of 1933, as amended. The Merger has been treated as a tax-free reorganization and accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements have been prepared on a basis that includes the accounts of Sterling since June 1, 1994, Sterling's date of inception. Information concerning Common Stock and per share data has been restated on an equivalent share basis. Presented below is the effect of the pooling of interests on previously reported results of operations for the years ended December 31:

                                                 1994                   1995
                                                 ----                   ----
Operating revenue:
       FPA                                   $ 18,435,877           $ 52,691,955
       Sterling                                39,255,573            115,659,527
                                             ------------           ------------
                                             $ 57,691,450           $168,351,482
                                             ============           ============

Net income:
       FPA                                   $    388,313           $  1,002,462
       Sterling                                 1,401,525              2,831,503
                                             ------------           ------------
                                             $  1,789,838           $  3,833,965
                                             ============           ============

     Managed Care Business -- FPA, its subsidiaries and the Professional Corporations currently manage the provision of prepaid managed healthcare services for networks of primary care physicians in numerous states. The "FPA Network" consists of FPA, its subsidiaries, the Professional Corporations and various independent practitioners.

     The Professional Corporations and certain subsidiaries contract with Payors to provide for the delivery of healthcare services on a capitation basis (i.e., a fixed payment per enrollee per month). Through administrative services agreements, the Professional Corporations assign payments from Payors to the Company in return for management services, specialty medical care claims administration and payment, and other services.

     FPA has direct or indirect unilateral and perpetual control over the assets and operations of the Professional Corporations for all periods presented, other than by means of owning the majority of the voting stock of the Professional Corporations. FPA and its subsidiaries are unable to own a majority interest in the Professional Corporations formed in states which prohibit the corporate practice of medicine. The Professional Corporations have as shareholders and directors certain physicians who are employees of FPA or one of its subsidiaries. Each shareholder/director has entered into a succession agreement which requires such shareholder/director to sell to a designee of FPA such shareholder/director's shares of stock for a nominal amount if such shareholder/director is terminated from employment with FPA. This ensures unilateral and perpetual control over the Professional Corporations by FPA. Due to a parent-subsidiary relationship under generally accepted accounting principles, FPA has consolidated the financial statements of the Professional Corporations. FPA believes that consolidation of the financial statements of these Professional Corporations is necessary to present fairly the financial position and results of operations of the Company. All significant inter-entity transactions have been eliminated in consolidation. The consolidated financial statements include the operations of the Company, all of the Company's subsidiaries and Professional Corporations since they were acquired, were incorporated, or entered into an administrative services agreement with FPA or one of its subsidiaries.

     Managed care capitation payments from Payors are paid monthly and are recognized as revenue during the period in which enrollees are entitled to receive services. Contracts with Payors generally provide for terms of one to thirty years, with automatic renewal periods, terminable on prior notice (generally between 30 and 180 days).

     The Company has two types of managed care Payor contracts: contracts for both inpatient and outpatient services ("global capitation" contracts) and those limited to outpatient services ("outpatient capitation" contracts). Under global capitation contracts, which accounted for approximately 20.9% and 36.3% of managed care business operating revenue in 1995, and 1996, respectively, the Company receives a fixed monthly amount per enrollee for which the Company is financially responsible to provide the enrollees with all necessary inpatient and outpatient care. In 1994, the Company had no global capitation contracts. Under outpatient capitation contracts, the Company receives a fixed monthly amount per enrollee for which the Company is financially responsible to provide the enrollees with all necessary outpatient care. Additionally, under these outpatient capitation contracts, the Company is a party to shared risk arrangements with Payors which generally reward the Company for the efficient utilization of inpatient services. Under these shared risk arrangements, the Company shares any surplus or, in some cases, deficit of inpatient cost in relation to amounts pre-established by the Payor. Estimates of shared risk funds to be received or paid by the Company are recorded based on estimates of hospital utilization costs. Differences between actual settlements and amounts estimated as receivable (or payable) relating to the shared risk arrangements are recorded at the time of settlement, generally in the second or third quarter of the following year. The Company does not believe that the final settlements of these shared risk arrangements will differ materially from the estimated amounts recorded in the financial statements. Revenue under outpatient capitation contracts represented 98.5%, 72.4% and 51.7% of managed care business operating revenue in 1994, 1995 and 1996, respectively.

     The Company also generates fee-for-service revenue for the performance of medical services through the Professional Corporations. These revenues are presented net of contractual deductions and represented 1.5%, 6.7% and 12.0% for 1994, 1995 and 1996, respectively, of managed care business operating revenue.

     Emergency Department Business -- The Company provides physician contract management for hospital emergency and anesthesia departments in twenty states at December 31, 1996. Contractual arrangements with hospitals are primarily fee-for-service whereby hospitals agree to authorize the Company and its contracted healthcare professionals to bill and collect for the professional component of the charges for medical services rendered by the Company's contracted healthcare professionals.

     Through the emergency department business, the Company generates fee-for-service revenues. These revenues are presented net of contractual deductions, and represented 94.0%, 84.4% and 84.6% of the emergency department business operating revenues in 1994, 1995 and 1996, respectively. The Company has arrangements with certain hospitals for monthly subsidy amounts which either compensate for patient revenues not achieving specified levels or to fund front-end staffing and insurance costs. The Company also has a physician recruiting and medical management consulting division.

     Revenue Recognition and Accounts Receivable -- Fee-for-service revenue is reported on the accrual basis, net of estimated third-party contractual deductions. Further adjustments are recorded to reflect amounts estimated to be uncollectible based upon individual contract experience. The allowance considered necessary to cover contractual deductions and uncollectible accounts is based on an analysis of current and past due accounts, collection experience in relation to amounts billed and other relevant information. Accounts receivable represents amounts due from third-party payors including Medicare and Medicaid, patients and others for services rendered.

     For emergency department receivables, the concentration of credit risk relating to accounts and subsidy receivables is limited by the number and geographic dispersion of hospital emergency departments managed by the Company, as well as by the large number of patients and payors, including various governmental agencies in the states in which the Company operates.

     In 1994, 1995 and 1996, revenues from governmental agencies made up approximately 33%, 19% and 34%, respectively, of operating revenue for both divisions of the Company.

     Medical Services Expense -- Through the Professional Corporations and its subsidiaries, the Company contracts with various healthcare providers to provide medical services to covered enrollees. Primary care physicians are compensated by the Company under compensation arrangements with the Professional Corporations on either a salary or capitation basis and the cost is recorded as "Medical services expense -- Professional Corporations" in the accompanying consolidated statements of operations. The costs of referrals to specialty care physicians are paid on either a discounted fee-for-service or capitation basis. Under global capitation contracts, the Company contracts for inpatient services which are paid on a fee-for-service or per diem basis. Medical services expense paid through capitation (for certain primary care and specialty care services), fixed salary (for primary care only) or for contracted hours of emergency department coverage at fixed hourly rates totaled 14%, 51% and 38% of operating revenues in 1994, 1995 and 1996, respectively, with the remainder of medical services expense (for primary care, specialty care, ancillary services, inpatient and outpatient services, lab charges, etc.) paid for on a discounted fee-for-service or per diem basis. The costs of healthcare services paid for on a fee-for-service or per diem basis are recorded by the Company in the period for which services are provided based in part on estimates, including an accrual for medical services provided but not yet billed to the Company ("incurred but not reported") and are included in claims payable in the accompanying consolidated balance sheets.

     The Company has negotiated "attachment points" for stoploss insurance independent of Payor contracts which represent the contractual limits, generally $25,000 per year per enrollee for outpatient services and $100,000 per year per enrollee for inpatient services. In 1997, the Company increased its outpatient services attachment point to $50,000 in most cases.

     Cash and Cash Equivalents -- Cash and cash equivalents are defined as highly liquid financial instruments with original maturities of three months or less. A substantial portion of the Company's cash is deposited in three financial institutions. The Company monitors financial conditions of each financial institution and does not believe that the deposits are subject to a significant degree of risk.

     Marketable Securities -- Marketable securities consist of corporate debt securities and certificates of deposit. Such securities have been classified by management of FPA as available for sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The estimated fair value of the Company's marketable securities is based on quoted market prices, which approximate cost, and therefore no unrealized gains or losses have been recorded in the accompanying consolidated financial statements. Marketable securities at December 31, 1995 consist of corporate debt securities and at December 31, 1996 consist of Eurodollar certificates of deposit.

     Capitation Deposits -- Capitation deposits represent funds on deposit from a major Payor in Florida. In accordance with the Payor contract, 60% of the capitation revenue earned each month is set aside for payment of claims. The Company is entitled to all of the interest earned on this account. The contract requires a minimum balance in this account.

     Property and Equipment -- Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets, generally three to seven years. Leasehold improvements are amortized over the lesser of the estimated useful life or the remaining life of the related lease.

     Restricted Cash and Deposits -- The Company records as restricted cash funds escrowed for payment of claims, for future acquisitions, and other funds contractually required to be segregated from the Company's operating cash.

     Goodwill -- The Company has classified as goodwill the excess of the purchase price over the fair value of the net assets of entities acquired. Goodwill is being amortized on a straight-line basis over the estimated periods of future benefit of 15 to 30 years. At each balance sheet date following the acquisition of a business, the Company reviews the carrying value of the goodwill to determine if facts and circumstances suggest that it may be impaired or that the amortization period may need to be changed. The Company considers external factors relating to each acquired business, including hospital and physician contract changes, local market developments, changes in third party payments, national health care trends, and other publicly available information. If these external factors indicate that the goodwill will not be recoverable, as determined based upon undiscounted cash flows before interest charges of the business acquired over the remaining amortization period, the carrying value of the goodwill will be reduced. In December 1995, the Company sold and closed a total of eight primary care clinics. In connection with the sale and closing, the Company recorded a charge for impairment of goodwill in the amount of $434,000. In 1996, the Company recorded charges for impairment of goodwill of $4.1 million as a result of a 1995 acquisition in Arizona and $14.8 million related to terminated emergency department contracts. The Company does not believe there currently are any indicators that would require an additional adjustment to the carrying value of the goodwill or its remaining useful life at December 31, 1996.

     Intangible Assets -- Intangible assets consist of capitalized costs of geographic expansion related to the Company's operations in new regions and non-compete agreements associated with acquisitions. Intangible assets are being amortized on a straight-line basis over the expected period of future benefit, ranging from 5 to 15 years.

     Income Taxes -- The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes," which requires the use of the liability method for deferred income taxes (see Note 8).

     Professional Liability Coverage - The Company maintains professional liability coverage for the Company and its employee and independent contractor physicians on a claims made basis. The Company records an estimate of its liabilities for medical malpractice claims incurred but not reported. Such liabilities are not discounted.

     Pro Forma Information -- The pro forma net income and net income per share information in the 1994 consolidated statement of operations reflect the effect on historical results as if FPA had been a C Corporation rather than an S Corporation for income tax purposes, and no tax benefit arose as a result of the change in tax status.

     Net Income (Loss) per Common Share -- Net income (loss) per Common Share is computed based on the weighted average number of shares and share equivalents (options and warrants) outstanding, giving retroactive effect to all stock splits, including a one-for-one common stock dividend effective March 1, 1995.

     Accounting Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     New Accounting Standards -- In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Corporations are permitted, however, to continue to apply Accounting Principles Board ("APB") Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company has continued to apply APB Opinion No. 25 to its stock-based compensation awards to employees and has disclosed the required pro forma effect on net income (loss) per share (See Note 7).

     Reclassifications -- Certain reclassifications have been made to prior years' financial statements to conform to current year classifications.

2.   RELATED PARTY TRANSACTIONS

         In Texas, the Company leases its main facility, certain leasehold improvements, and certain medical and office equipment from an officer of a Texas subsidiary pursuant to a noncancelable operating lease agreement expiring November 8, 2005. The agreement provides for monthly payments of $58,654, subject to certain increases based on the consumer price index. The lease also contains certain provisions that may, at the option of the officer, require FPA to acquire the facility at its fair market value.

         Effective October 1, 1996, a Professional Corporation and FPA acquired substantially all of the assets and assumed certain liabilities of Family Practice Associates of San Diego, an Osteopathic Corporation ("FPASD"), owned by certain officers of the Company. The purchase price was supported by an independent valuation and approved by a committee of the Independent Directors of the Company. During 1995, FPA entered into a loan agreement with FPASD under which FPASD was permitted to borrow a maximum of $650,000 for working capital purposes. This loan replaces a previous loan with a maximum balance of $155,000. At December 31, 1995 and 1996, the balance was $300,086 and $0, respectively.


3.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31:

                                                                       1995              1996
                                                                   ------------      ------------
Land and buildings                                                 $    164,825      $    523,758
Computer hardware and software                                        1,730,733        12,526,830
Furniture, fixtures and equipment, including medical equipment        7,519,444        25,677,238
Leasehold improvements                                                1,479,653         6,764,846
Vehicles                                                                   --             311,972
                                                                   ------------      ------------
   Total                                                             10,894,655        45,804,644
Less accumulated depreciation and amortization                       (2,576,385)       (6,358,498)
                                                                   ------------      ------------
   Subtotal                                                           8,318,270        39,446,146
Capitalized software development costs                                1,273,529           693,186
                                                                   ------------      ------------
Property and equipment -- net                                      $  9,591,799      $ 40,139,332
                                                                   ============      ============

4.   DEBT

         Convertible Subordinated Notes Payable -- On October 5, 1994, FPA sold $1.0 million of convertible subordinated notes to representatives of the underwriters of FPA's initial public offering. The notes bore interest at 6%, payable semiannually, with principal due October 1999. During 1996, the notes were converted into 200,000 shares of FPA Common Stock.

         In December 1996, the Company issued $75.0 million of convertible subordinated debentures due December 2001, which resulted in net proceeds to the Company of approximately $73.0 million. The notes bear interest at 6-1/2%, with interest payable semiannually, and are convertible into FPA Common Stock at $25.95 per share. The debentures are redeemable by the Company after December 20, 1999. Upon the occurrence of a Repurchase Event, as defined in the debenture, each holder has the right to require repayment of the debentures at 100% of the principal amount plus accrued interest. In January 1997, upon exercise of the overallotment option granted to the Initial Purchasers, the Company issued additional convertible subordinated debentures with the same terms for net proceeds of $5.4 million.

         Convertible Promissory Note -- In connection with the acquisition of a Texas subsidiary on November 1, 1995, FPA issued a 36-month, $2.5 million 9% convertible promissory note with payments of interest only due for the first 24 months and principal and interest monthly thereafter. During 1996, the note was converted into 243,191 shares of FPA Common Stock.

         Notes Payable -- In connection with certain acquisitions, the Company has issued various other notes payable. Following is a summary of all long-term debt.

                                                                                        DECEMBER 31,
                                                                                --------------------------
                                                                                    1995           1996
                                                                                -----------     ----------
Notes payable, interest ranging from 7% to 10.25% and principal due
   through December 2000                                                        $ 5,270,421     $3,484,627
Note payable, interest at 9% and principal due November 1997                      2,500,000           --
Convertible note payable, interest at 9% and principal due November 1998          2,500,000           --
Convertible debentures payable, interest at 6.5% and principal due
  December 2001                                                                        --       75,000,000
Notes payable to former shareholders of Sterling Healthcare, Inc., interest at rates ranging from 5% to 5.54%, payable in 60 monthly installments
  through January 1998                                                            1,372,895        759,420
Notes payable, interest at prime, payable in two equal installments in                                --
  December 1996 and 1997                                                          1,200,000        600,000
6% convertible subordinated notes, interest payable each April
  and October through 1999, principal due October 1999                            1,000,000           --

Notes payable to financial institutions, interest at 5.5%, due in full
  in October 1997                                                               714,858       55,000,000
Note payable, interest at LIBOR, 59 payments of principal and interest
  due commencing February 1999, through December 2003                              --         97,759,244
Notes payable interest at 6.02% and principal due January 2006                     --         20,174,914
Other                                                                         1,497,013        2,012,513
                                                                            -----------     ------------
   Total                                                                     16,055,187      254,790,718
Less current portion                                                          7,042,635       70,015,734
                                                                            -----------     ------------
Long term debt, net of current portion                                      $ 9,012,552     $184,774,984
                                                                            ===========     ============

     At December 31, 1996 future payments on long-term debt are as follows:

                                                          NOTES PAYABLE         CAPITAL
                                                            AND OTHER           LEASES
                                                            ---------           ------
1997                                                       $ 68,885,510     $  1,130,244
1998                                                          1,859,868          585,239
1999                                                          8,024,125          226,843
2000                                                          8,722,934           67,358
2001                                                         83,755,099               --
Thereafter                                                   81,855,064               --
                                                           ------------     ------------
                                                           $253,102,600        2,009,664
                                                           ============
Less amount representing interest on capital leases                             (321,546)
                                                                            ------------
Present value of net minimum capital lease payments                            1,688,118
Notes payable and other                                                      253,102,600
                                                                            ------------
Total                                                                       $254,790,718
                                                                            ============

    The fair market value of the Company's debt approximates its carrying value.



    Credit Agreement -- On January 29, 1996, the Company entered into a credit, security, guarantee and pledge agreement ("Credit Agreement") with certain financial institutions. Permitted Borrowings, as defined in the Credit Agreement, generally include those for acquisitions and capital expenditures. The Company and the financial institutions amended the Credit Agreement during 1996. Fees of $1,250,000 were paid in connection with the Credit Agreement during 1996. Borrowings bear interest at rates ranging from either LIBOR plus
2 1/2%, 2 3/4% or 3%, or prime rate plus 1%, 1 1/4%, or 1 1/2% as defined by the Credit Agreement. The balance outstanding is due on October 31, 1997. Periodic payments of accrued interest are due during the term of the Credit Agreement. Additionally, the financial institutions were granted a security interest in substantially all of the assets of the Company (excluding those of FPA Medical Management of Michigan, Inc. d/b/a QualNet, Inc., and the stock of certain subsidiaries of FPA) and Professional Corporations. The debt is also guaranteed by the Professional Corporations. In connection with the Credit Agreement, the Company must maintain certain debt and equity ratios and profitability thresholds. The Company issued to the financial institutions a warrant to purchase

50,000 shares of Common Stock at $9.125 per share exercisable prior to February 2, 2001, subject to certain anti-dilution provisions. At December 31, 1996, the Company had borrowed the maximum of $55.0 million under the Credit Agreement.

5.   MAJOR CUSTOMERS

     In 1994, two Payors accounted for 11% and 34%, respectively, of the Company's operating revenue. In 1995, two Payors accounted for 10% and 19% respectively, of the Company's operating revenue. In 1996, two Payors accounted for 11% and 14%, respectively, of the Company's operating revenue.

6.   COMMITMENTS AND CONTINGENCIES

     Legal -- The Company is party to certain legal actions arising in the ordinary course of business. In the opinion of the Company's management, liability, if any, under these claims is adequately covered by insurance and will not have a material effect on the Company's financial position or results of operations. The Company maintains professional liability insurance.

     Operating Leases -- The Company is a party to certain facilities and equipment leases which terminate at various dates through November 8, 2005. Future minimum lease payments required under all operating leases are as follows:

          1997                                            $21,911,887
          1998                                             19,606,444
          1999                                             17,329,150
          2000                                             15,214,255
          2001                                              2,352,625
          Thereafter                                        1,878,572
                                                          -----------
               Total                                      $78,292,933
                                                          ===========

     For 1994, 1995 and 1996, total expense under these non-cancelable operating leases was $844,094, $2,966,964, and $6,909,028, respectively.


7.   STOCKHOLDERS' EQUITY

     Stock Splits and Dividends -- The accompanying consolidated financial statements and notes retroactively reflect all stock splits, and a one-for-one Common Stock dividend distributed April 3, 1995 to stockholders of record on March 1, 1995. All share, per share and stock option data have been restated to reflect the stock splits and dividend.

     Preferred Stock -- During 1994, FPA issued a stock dividend consisting of one share of Series A Redeemable Preferred Stock (the "Preferred Stock") for each 437,600 shares of FPA's Common Stock. Accordingly, five shares of Preferred Stock were issued through the stock dividend, one to each of the Company's five founding directors. The Preferred Stock was subsequently redeemed by FPA at the redemption price of $750,000 per share of Preferred Stock (aggregate $3,750,000) in connection with the 1994 private placement of Common Stock.

     Omnibus Stock Option Plan -- During 1994, FPA adopted the Omnibus Stock Option Plan under which an aggregate of 1,000,000 shares of Common Stock of FPA may be issued through incentive stock options or nonqualified stock options. On July 13, 1995, October 31, 1996 and March 17, 1997, the stockholders of the Company authorized an increase in the total number of shares which may be granted under the plan to 1,500,000, 5,000,000 and 6,500,000, respectively. The option price per share may not be less than 100% of the fair market value of the Common Stock on the date of grant, as defined in the stock option plan document. Options granted under the plan generally vest over three to five years.

     1994 Physician Stock Option Plan -- During 1994, FPA adopted the 1994 Physician Stock Option Plan under which an aggregate of 1,000,000 shares of Common Stock of FPA may be issued through nonqualified stock options. The option price per share may not be less than 100% of the fair market value of the Common Stock on the date of grant, as defined in the stock option plan document. Options granted under the plan generally vest over two to five years.

     1995 Non-Employee Directors Non-Qualified Stock Option Plan -- On July 13, 1995, the stockholders of the Company approved the 1995 Non-Employee Directors Non-Qualified Stock Option Plan under which options to purchase up to 200,000 shares of Common Stock may be granted to non-employee directors. Options granted under the plan generally vest over one year.

     Stock option transactions and prices are summarized as follows:

                                                                                                      1995
                                                            OMNIBUS              1994        NON-EMPLOYEE DIRECTORS
                                                             STOCK         PHYSICIAN STOCK       NON-QUALIFIED
                                                          OPTION PLAN        OPTION PLAN       STOCK OPTION PLAN
                                                          -----------        -----------       -----------------
     Shares under option:
     Outstanding at January 1, 1994                              --                --                  --
        Granted                                               858,254              --                  --
        Exercised                                                --                --                  --
        Canceled                                               (3,000)             --                  --
                                                           ----------          --------           ---------
     Outstanding at December 31, 1994                         855,254              --                  --
        Granted                                               709,072           477,460              17,500
        Exercised                                                --                --                  --
        Canceled                                              (13,692)              (25)               --
                                                           ----------          --------           ---------
     Outstanding at December 31, 1995                       1,550,634           477,435              17,500
        Granted in connection with Sterling merger          1,313,583
        Otherwise granted                                   3,077,801           184,292              12,500
        Exercised                                            (181,421)          (14,200)             (5,000)
        Canceled                                              (35,477)          (10,100)               --
                                                           ----------          --------           ---------
     Outstanding at December 31, 1996                       5,725,120           637,427              25,000
                                                           ==========          ========           =========
     Average option price per share:
        At December 31, 1994                               $     5.11               N/A                 N/A
        At December 31, 1995                               $     6.27          $   7.02           $    8.40
        At December 31, 1996                               $    13.75          $   9.33           $   13.51
     Options exercisable:
        At December 31, 1994                                  100,000              --                  --
        At December 31, 1995                                  215,332            31,500                --
        At December 31, 1996                                1,705,560           146,689              12,500


     Common Stock -- All stock options are granted at fair market value of the Common Stock at the grant date. The weighted average fair value of the stock options granted during 1996 was $8.63. The fair value of each stock option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 1996: risk-free interest rate of 5.7%; expected divided yield of 0%; expected life of 3 years; and expected volatility of 48%. Stock options generally expire ten years from the grant date. Stock options generally vest over a three year period, with one-third of the shares becoming exercisable on each of the first three anniversaries of the grant date. The outstanding stock options at December 31, 1996 have weighted average remaining contractual life of 8.42 years. The number of stock option shares exercisable at December 31, 1996 was 1,864,749. These stock options have a weighted average exercise price of $10.94 per share.

     The Company accounts for its options in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock option awards. Had compensation cost been determined consistent with SFAS No. 123, the Company's pro forma net income and earnings per share for 1995 would have been $1,867,126 and $.14, respectively, and the Company's pro forma net loss and net loss per share for 1996 would have been $21,875,211 and $1.01, respectively. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The following table summarizes information about stock options outstanding at December 31, 1996:

                           NUMBER          WEIGHTED AVERAGE
RANGE OF EXERCISE        OUTSTANDING           REMAINING       WEIGHTED AVERAGE     NUMBER EXERCISABLE      WEIGHTED AVERAGE
      PRICES        AT DECEMBER 31, 1996   CONTRACTUAL LIFE     EXERCISE PRICE     AT DECEMBER 31, 1996      EXERCISE PRICE
      ------        --------------------   ----------------    ----------------    --------------------     ----------------
$ 5.0000-$ 8.6250         1,759,463              8.03             $  6.3571              789,214              $  6.1599
$ 8.8750-$13.7500         1,664,773              8.17               11.5848              663,630                12.0322
$13.8125-$18.8438         1,022,647              8.28               16.2501              180,487                14.5660
$19.0625-$28.3750         1,940,664              9.04               19.5457              231,418                21.2547
                          ---------              ----             ---------            ---------              ---------
$ 5.0000-$28.3750         6,387,547              8.42             $ 13.3104            1,864,749              $ 10.9366
                          =========              ====             =========            =========              =========


8.   INCOME TAXES

     Upon the inception of FPA in October 1992, FPA elected S Corporation status under the Internal Revenue Code which provides that taxable income or loss is attributable to the stockholders. Effective January 1, 1994, FPA revoked its election to be treated as an S Corporation and became subject to income taxes. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company recognized a deferred tax benefit on the date it became a taxable enterprise.

     The components of income tax expense as of December 31 are as follows:

                              1994                 1995                 1996
                              ----                 ----                 ----
Federal Expense:
  Current                 $   974,870          $ 2,190,978          $ 5,230,179
  Deferred                   (181,312)             204,808           (5,230,179)

State Expense:
  Current                     171,936              348,882            1,566,982
  Deferred                    (23,469)             (21,348)          (1,566,982)
                          -----------          -----------          -----------
      Total               $   942,025          $ 2,723,320          $      --
                          ===========          ===========          ===========

     The Company's income tax expense differs from the amount that would have resulted from applying the Federal statutory rate to pretax income because of the effect of the following items:

                                                   1994           1995           1996
                                                   ----           ----           ----
Tax expense (benefit) at U.S. statutory rate       34.0%          34.0%         (35.0%)

Revocation of FPA S Corporation status             (4.9%)          --             --
State taxes, net of Federal income tax benefit      3.2%           3.7%          (1.8%)
Nondeductible goodwill amortization                  --            1.7%          11.0%
Nondeductible acquisition costs                      --            --            21.5%
Other                                               2.2%           2.1%           4.3%
                                                   ----           ----          -----
                                                   34.5%          41.5%           --
                                                   ====           ====          =====

     Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for reporting and the amounts used for income tax purposes. The tax effects of items comprising the Company's net deferred tax assets and liabilities at December 31 are as follows:

                                                            1995            1996
                                                            ----            ----
Deferred tax assets:
  Goodwill                                                     --       $ 4,087,001
  Allowance for uncollectible accounts                  $ 2,307,580       2,700,811
  Accrued liability for professional liability claims       321,256         595,000
  Net operating losses                                      296,511          67,058
  Other                                                      50,392         720,821
                                                        -----------    ------------
      Total deferred tax assets                         $ 2,975,739    $  8,170,691
                                                        -----------    ------------

Deferred tax liabilities:
  Geographic expansion costs                            $  (179,893)   $   (392,305)
  Start-up costs                                           (231,498)             --
  State income tax                                               --        (290,987)
  Deferred compensation                                     (57,565)        (19,069)
  Depreciation and amortization                          (1,008,458)       (799,914)
                                                        -----------    ------------
      Total deferred tax liabilities                    $(1,477,414)   $ (1,502,275)
                                                        -----------    ------------

Net deferred tax assets                                 $ 1,498,325    $  6,668,416
                                                        ===========    ============

     No valuation allowance was deemed necessary as a result of management's evaluation of the likelihood that all of the deferred tax assets will be realized.

9.  MERGER, RESTRUCTURING AND OTHER UNUSUAL CHARGES

     In 1995, the Company recorded nonrecurring expenses of $1.6 million. This amount includes a $434,000 charge for impairment of goodwill, a $773,000 charge for the loss on disposition of businesses and $375,000 relating to the bankruptcy of one of its hospital clients. In 1995, the Company sold six and closed two primary care clinics (seven in Florida and one in Texas). The goodwill impairment and loss on sale are directly related to the sale and closure of the primary care clinics. These clinics accounted for approximately $2.1 million in revenue and generated an operating loss (including the unusual items) of $3.7 million during 1995.

     In 1996, the Company recorded nonrecurring expenses of $38.0 million ($28.8 million after tax or $1.32 per share). This amount is comprised of (i) costs related to the Merger in the amount of $16.8 million comprised of investment bankers' fees, attorneys' fees, accountants' fees, legal fees, and severance and compensation required to be paid as part of the Merger, (ii) write-offs of goodwill and other assets in the amount of $18.9 million related to terminated emergency room contracts and an unprofitable acquisition in Arizona, and (iii) restructuring charges in the amount of $2.3 million primarily related to severance for terminated employees.

10.  SEGMENT INFORMATION

     Sterling is a physician practice management company engaged in the business of providing contract management and support services primarily to hospital based emergency departments ("Emergency Department"). FPA manages the provision of prepaid managed healthcare services for networks of primary care physicians ("Managed Care"). The activities related to the Managed Care segment and the Emergency Department segment are as follows:

                                        EMERGENCY       MANAGED
                                        DEPARTMENT        CARE       CONSOLIDATED
                                        ----------        ----       ------------
                                                 (THOUSANDS OF DOLLARS)
DECEMBER 31, 1996
Operating revenues                      $ 136,761      $ 303,558      $ 440,319
Operating loss                             (6,154)        (4,435)       (10,589)
Assets employed at year-end                77,900        499,370        577,270
Depreciation and amortization               3,204          7,532         10,736
Capital expenditures                          650          8,477          9,127

DECEMBER 31,1995
Operating revenues                      $ 115,660      $  52,691      $ 168,351
Operating income                            6,502          1,624          8,126
Assets employed at year-end                78,608         73,799        152,407
Depreciation and amortization               2,260          1,159          3,419
Capital expenditures                        1,634          3,175          4,809

DECEMBER 31,1994
Operating revenues                      $  39,256      $  18,435      $  57,691
Operating income                            2,349            383          2,732

Assets employed at year-end                26,742         18,310         45,052
Depreciation and amortization                 438            133            571
Capital expenditures                          499            472            971

11.  ACQUISITIONS

     Following is a summary of material acquisitions consummated during 1996 by the Company, one of its subsidiaries, or one of the Professional Corporations. Such acquisitions were accounted for using the purchase method of accounting. Goodwill totaling approximately $242 million was recorded, which is being amortized over periods ranging from 25 to 30 years. In connection with these acquisitions, the Company issued (i) FPA Common Stock valued at $51.6 million,
(ii) notes payable of $163.8 million, and (iii) cash of $19.4 million.

     VIP, IPA, A Professional Corporation                     January      1996
     Foundation Health IPA                                    January      1996
     Century Family Medical Group, IPA                        January      1996
     Century Family Medical Group, Inc.                       January      1996
     Chabot Medical Group IPA                                 January      1996
     Physicians First, Inc.                                   June         1996
     Family First Pharmacy, Inc.                              June         1996
     FPA Family Pharmacy, Inc.                                June         1996
     Physicians Medical Group of Florida, Inc.                June         1996
     FHC IPA, Inc.                                            July         1996
     Intergroup IPA, P.C.                                     July         1996
     Foundation Health Medical Services(1)                    December     1996
     Foundation Health Medical Group, Inc.(1)                 December     1996
     FHMG/TDMC Medical Group, A Professional Corporation(1)   December     1996
     Thomas Davis Medical Centers, P.C.(1)                    December     1996

(1) The Company is in the process of determining the appropriate values to be assigned to the assets acquired and liabilities assumed in connection with these acquisitions. Accordingly, the Company's estimate of these values are subject to revision upon completion of an independent valuation which may result in an adjustment to goodwill.


     The following unaudited pro forma financial information presents the consolidated results of operations as if all significant acquisitions had occurred as of the beginning of the periods presented, after including the impact of certain adjustments, such as amortization of intangibles and goodwill, executive compensation per employment agreements, and the related income tax effects.

                                                 YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                               1995                    1996
                                          -------------           -------------
Revenues                                  $ 366,483,000           $ 599,662,000
Net loss                                    (43,914,000)            (77,348,857)
Net loss per share                                (2.40)                  (3.00)

     The Company believes that this unaudited pro forma information is not indicative of future results of operations, nor of historical operations, if the acquisitions had occurred as of the beginning of the periods presented.

12.  MICHIGAN SUBSIDIARY

     On April 10, 1995, the Company signed an exclusive agreement to provide management services through a majority-owned subsidiary, with Great Lakes Health Plan, Inc. ("GLHP") headquartered in Southfield, Michigan. In connection with this transaction, the Company invested $2 million in GLHP and the subsidiary. The subsidiary began limited start-up operations on April 10, 1995. Included in intangible assets are $266,034 in start-up costs related to activity in Michigan. These costs are being amortized over five years. On March 7, 1996, FPA made an additional capital contribution of $3 million to GLHP in connection with the acquisition by GLHP of a clinic health plan and a number of clinics in Michigan. The acquired plan currently services approximately 27,000 Medicaid enrollees.

13.  LICENSURE

     The application of Family and Senior Care, Inc., a wholly-owned subsidiary of FPA, for a restricted healthcare service plan license was approved by the California Department of Corporations on December 5, 1996. Following that date, all of the Company's managed care activity in the State of California occurred in this subsidiary.

14.  SUBSEQUENT EVENTS

     The following significant events have occurred subsequent to the balance sheet date:

     On March 17, 1997, FPA completed the merger (the "AHI Merger") of FPA Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of FPA, with and into AHI Healthcare Systems, Inc., a Delaware corporation ("AHI"). Pursuant to the AHI Merger, AHI became a wholly-owned subsidiary of FPA and each outstanding share of AHI Common Stock was exchanged for .391 shares of FPA Common Stock. The shares of FPA Common Stock issued to the AHI stockholders were registered on a Registration Statement on Form S-4 filed under the Securities Act of 1933, as amended. The AHI Merger will be treated as a tax-free reorganization and accounted for as a pooling of interests.

     The following pro forma unaudited consolidated information presents the operations of FPA and AHI, as though the AHI Merger had occurred as of the beginning of the periods presented. The 1996 information includes the twelve months ended September 30, 1996 for AHI as information for the twelve months ended December 31, 1996 is not yet available.

        Management believes that when actual twelve month financial statements for the year ended December 31, 1996 are available, they will result in a net loss higher than that presented in the following table as a result of higher medical costs experienced recently by AHI.

                                                 YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                               1995                    1996
                                          -------------           -------------
Revenues                                  $ 282,635,482           $ 559,386,613
Net income (loss)                               470,965             (32,061,426)
Net income (loss) per share                         .04                   (1.19)

INDEPENDENT AUDITORS' REPORT


To the Stockholders of FPA Medical Management, Inc.:

We have audited the consolidated balance sheets of FPA Medical Management, Inc. and subsidiaries as of December 31, 1995 and 1996 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger with Sterling Healthcare Group, Inc., which has been accounted for as a pooling of interests as described in Note 1 to the consolidated financial statements. We did not audit the consolidated balance sheet of Sterling Healthcare Group, Inc. as of December 31, 1995, or the related consolidated statements of operations, changes in stockholders' equity and cash flows of Sterling Healthcare Group, Inc. for the period June 1, 1994 (date of inception) to December 31, 1994 and the year ended December 31, 1995, which statements reflect total assets of $78,608,252 as of December 31, 1995, and total revenues of $39,255,573 and $115,659,527 for the seven-month period ended December 31, 1994 and the year ended December 31, 1995, respectively. Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Sterling Healthcare Group, Inc. for 1994 and 1995, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of FPA Medical Management, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP

San Diego, California
March 21, 1997

REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Sterling Healthcare Group, Inc.
Coral Gables, Florida


We have audited the consolidated balance sheets of Sterling Healthcare Group, Inc. as of December 31, 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for year ended December 31, 1995 and the seven month period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Healthcare Group, Inc. as of December 31, 1995, and the results of their operations and their cash flows for the year ended December 31, 1995 and the seven month period ended December 31, 1994, in conformity with generally accepted accounting principles.


/s/ COOPERS & LYBRAND LLP

Miami, Florida
March 15, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                NOT APPLICABLE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors. The information required under this item is incorporated herein by reference to the information under the caption "Election of Directors" in the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders.

     (b) Executive Officers of the Registrant. The information with respect to the executive officers required under this item is set forth in Part I of this Report.


ITEM 11. EXECUTIVE COMPENSATION

     The information required under this item is incorporated herein by reference to the information under the caption "Executive Compensation" in the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under this item is incorporated herein by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this item is incorporated herein by reference to the information under the caption "Certain Transactions" in the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this Report:

          (1) Financial Statements:

               Report of Independent Public Accountants

               Consolidated Balance Sheets, December 31, 1995 and 1996

               Consolidated Statements of Operations for the Years Ended December 31, 1994, 1995 and 1996

               Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 1994, 1995 and 1996

               Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1995 and 1996

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

   3.2      Bylaws.

   3.3      Certificate of Amendment of Certificate of Incorporation filed
            October 20, 1994 (incorporated by reference to FPA's Annual Report on Form 10-K for the year ended December 31, 1994 at Exhibit No.
            3.3) .

   3.4      Certificate of Amendment of Certificate of Incorporation filed
            August 6, 1996.

   4.1      Specimen of Common Stock Certificate.*

   4.2      Form of Warrant.*

   10.1     IPA Medicare Partial Risk Services Agreement between PacifiCare of
            California and Family Practice Associates of San Diego, Inc.
            ("FPASD") dated January 1, 1993, including an amendment thereto effective the date thereof and an amendment thereto date effective
            January 1, 1994.* **

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

   10.7     Form of Primary Care Physician Agreement/California.* **

   10.8     Form of Specialty Care Physician Agreement/California.* **

   10.9     Form of Administrative Services Agreement between FPA and a
            Professional Corporation.*

   10.10    Form of Administrative Services Agreement between FPA and a
            Professional Corporation.*

   10.11    Form of Succession Agreement.*

   10.12 Employment Agreement between FPA and Dr. Sol Lizerbram effective as of January 1, 1994, including an amendment thereto effective as of January 1, 1994 (incorporated by reference to Registration Statement
            No. 33-79714 at Exhibit No. 10.13) and amendment thereto effective as of July 1, 1995 (incorporated by reference to FPA's Annual Report on Form 10-K for the year ended December 31, 1995 at Exhibit No.
            10.12).* +

   10.13    Employment Agreement between FPA and Dr. Seth Flam effective as of
            January 1, 1994, including an amendment thereto effective as of January 1, 1994 (incorporated by reference to Registration Statement
            No. 33-79714 at Exhibit No. 10.14) and amendment thereto effective as of July 1, 1995 (incorporated by reference to FPA's Annual Report on Form 10-K for the year ended December 31, 1995 at Exhibit No.
            10.13).* +

   10.14 Employment Agreement between FPA and Dr. Howard Hassman effective as of January 1, 1994, including an amendment thereto effective as of January 1, 1994 (incorporated by reference to Registration Statement
            No. 33-79714 at Exhibit No. 10.15) and amendment thereto effective as of July 1, 1995 (incorporated by reference to FPA's Annual Report on Form 10-K for the year ended December 31, 1995 at Exhibit No.
            10.14).* +

   10.15    Employment Agreement between FPA and Dr. Kevin Ellis effective as of
            January 1, 1994, including an amendment thereto effective as of January 1, 1994 (incorporated by reference to Registration Statement
            No. 33-79714 at Exhibit No. 10.16) and amendment thereto effective as of July 1, 1995 (incorporated by reference to FPA's Annual Report on Form 10-K for the year ended December 31, 1995 at Exhibit No.
            10.15).* +

   10.16    Amended and Restated Employment Agreement between FPA and Steven M.
            Lash effective September 1, 1994 (incorporated by reference to FPA's
            Annual Report on Form 10-K for the year ended December 31, 1994 at
            Exhibit No. 10.26). +

   10.17 Amended and Restated Employment Contract dated as of January 1, 1995 between Sterling Healthcare Group, Inc. and Stephen J. Dresnick,
            M.D. (incorporated by reference to Sterling Healthcare Group, Inc.'s
            Annual Report on Form 10-K for the year ended December 31, 1994 at
            Exhibit 10.31). +


   10.18    Employment Agreement between FPA and James A. Lebovitz effective
            March 1, 1996 (incorporated by reference to FPA's Annual Report on
            Form 10-K for the year ended December 31, 1995 at Exhibit No.
            10.18). +

   10.19    FPA Omnibus Stock Option Plan (incorporated by reference to
            Registration Statement No. 33-79714 at Exhibit No. 10.19). +

   10.20    Indenture dated as of December 18, 1996 by and between FPA and First
            Union National Trust Bank relating to FPA's 6 1/2% Convertible
            Subordinated Debentures Due 2001 (incorporated by reference to
            Registration Statement No. 333-20007 at Exhibit 4.1).

   10.21    Registration Rights Agreement dated December 13, 1996 by and among
            FPA and the Initial Purchasers relating to FPA's 6 1/2% Convertible
            Subordinated Debentures Due 2001 (incorporated by reference to
            Registration Statement No. 333-20007 at Exhibit 4.2).

   10.22    Form of Rule 144A Restricted Global Debenture relating to FPA's 6
            1/2% Convertible Subordinated Debentures Due 2001 (incorporated by reference to Registration Statement No. 333-20007 at Exhibit 4.4).

   10.23    Form of Regulation S Global Debenture relating to FPA's 6 1/2%
            Convertible Subordinated Debentures Due 2001 (incorporated by reference to Registration Statement No. 333-20007 at Exhibit 4.5).

   10.24    401(K) Salary Savings Plan effective January 1, 1994. +

   10.25    1995 Directors Stock Option Plan.* +

   10.26    1994 Physicians Stock Option Plan.*

   10.27    Credit, Security, Guarantee and Pledge Agreement dated as of January
            29, 1996 among FPA and its subsidiaries and certain guarantors and the lenders named therein and Banque Paribas, as amended March 15, 1996 (incorporated by reference to FPA's Annual Report on Form 10-K for the year ended December 31, 1995 at Exhibit No. 10.27).

   10.28    [Reserved]

   10.29    Form of Indemnification Agreement.*

   21       Subsidiaries of the Registrant.

   23       Consent of Deloitte & Touche LLP.

   23.1     Consent of Coopers & Lybrand LLP.

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

     (b) Reports on Form 8-K. The Registrant filed the following current Reports on Form 8-K during the quarter ended December 31, 1996 and through March 21, 1997:

DATE OF REPORT                                               ITEMS REPORTED
--------------                                               --------------
October 31, 1996.................................................2 and 7
November 8, 1996.................................................5 and 7
November 26, 1996................................................5 and 7
December 10, 1996................................................2 and 7
December 13, 1996................................................5 and 7
December 18, 1996................................................7 and 9
March 17, 1997...................................................2 and 7

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                              FPA MEDICAL MANAGEMENT, INC.
                                              (Registrant)


                                               By: /s/ SETH FLAM
                                                  ------------------------
                                                        Seth Flam
                                                        President

March 28, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

DATE                           SIGNATURE                                             CAPACITY
----                           ---------                                             --------
March 28, 1997                 /s/ SETH FLAM                                         Principal Executive Officer, President,
                               --------------------------------                      Chief Executive Officer and Director
                               Seth Flam

March 28, 1997                 /s/ STEVEN M. LASH                                    Principal Financial Officer, Executive
                               --------------------------------                      Vice President and Chief Financial
                               Steven M. Lash                                        Officer

March 28, 1997                 /s/ CHERYL A. MOORE                                   Principal Accounting Officer, Vice
                               --------------------------------                      President - Finance and Chief
                               Cheryl A. Moore                                       Accounting Officer

March 28, 1997                 /s/ SOL LIZERBRAM                                     Chairman and Director
                               --------------------------------
                               Sol Lizerbram

March 28, 1997                 /s/ HOWARD HASSMAN                                    Executive Vice President - Corporate
                               --------------------------------                      Development and Director
                               Howard Hassman

March 28, 1997                 /s/ KEVIN ELLIS                                       Executive Vice President - Chief Medical
                               --------------------------------                      Officer and Director
                               Kevin Ellis

March 28, 1997                 /s/ MICHAEL FEINSTEIN                                 Director
                               --------------------------------
                               Michael Feinstein

March __, 1997                                                                       Vice Chairman, President of Sterling
                               --------------------------------                      Healthcare Group, Inc. and Director
                               Stephen Dresnick

March 28, 1997                 /s/ SHELDON DEREZIN                                   Director
                               --------------------------------
                               Sheldon Derezin

March 28, 1997                 /s/ HERBERT WERTHEIM                                  Director
                               --------------------------------
                               Herbert Wertheim

                                  EXHIBIT INDEX

 EXHIBIT NO.                     DESCRIPTION OF DOCUMENTS
 -----------                     ------------------------

   3.1      Certificate of Incorporation.*

   3.2      Bylaws.

   3.3      Certificate of Amendment of Certificate of Incorporation filed
            October 20, 1994 (incorporated by reference to FPA's Annual Report on Form 10-K for the year ended December 31, 1994 at Exhibit No.
            3.3) .

   3.4      Certificate of Amendment of Certificate of Incorporation filed
            August 6, 1996.

   4.1      Specimen of Common Stock Certificate.*

   4.2      Form of Warrant.*

   10.1     IPA Medicare Partial Risk Services Agreement between PacifiCare of
            California and Family Practice Associates of San Diego, Inc.
            ("FPASD") dated January 1, 1993, including an amendment thereto effective the date thereof and an amendment thereto date effective
            January 1, 1994.* **

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

   10.7     Form of Primary Care Physician Agreement/California.* **

   10.8     Form of Specialty Care Physician Agreement/California.* **

   10.9     Form of Administrative Services Agreement between FPA and a
            Professional Corporation.*

   10.10    Form of Administrative Services Agreement between FPA and a
            Professional Corporation.*

   10.11    Form of Succession Agreement.*

   10.12 Employment Agreement between FPA and Dr. Sol Lizerbram effective as of January 1, 1994, including an amendment thereto effective as of January 1, 1994 (incorporated by reference to Registration Statement
            No. 33-79714 at Exhibit No. 10.13) and amendment thereto effective as of July 1, 1995 (incorporated by reference to FPA's Annual Report on Form 10-K for the year ended December 31, 1995 at Exhibit No.
            10.12).* +

   10.13    Employment Agreement between FPA and Dr. Seth Flam effective as of
            January 1, 1994, including an amendment thereto effective as of January 1, 1994 (incorporated by reference to Registration Statement
            No. 33-79714 at Exhibit No. 10.14) and amendment thereto effective as of July 1, 1995 (incorporated by reference to FPA's Annual Report on Form 10-K for the year ended December 31, 1995 at Exhibit No.
            10.13).* +

   10.14 Employment Agreement between FPA and Dr. Howard Hassman effective as of January 1, 1994, including an amendment thereto effective as of January 1, 1994 (incorporated by reference to Registration Statement
            No. 33-79714 at Exhibit No. 10.15) and amendment thereto effective as of July 1, 1995 (incorporated by reference to FPA's Annual Report on Form 10-K for the year ended December 31, 1995 at Exhibit No.
            10.14).* +

   10.15    Employment Agreement between FPA and Dr. Kevin Ellis effective as of
            January 1, 1994, including an amendment thereto effective as of January 1, 1994 (incorporated by reference to Registration Statement
            No. 33-79714 at Exhibit No. 10.16) and amendment thereto effective as of July 1, 1995 (incorporated by reference to FPA's Annual Report on Form 10-K for the year ended December 31, 1995 at Exhibit No.
            10.15).* +

   10.16    Amended and Restated Employment Agreement between FPA and Steven M.
            Lash effective September 1, 1994 (incorporated by reference to FPA's
            Annual Report on Form 10-K for the year ended December 31, 1994 at
            Exhibit No. 10.26). +

   10.17 Amended and Restated Employment Contract dated as of January 1, 1995 between Sterling Healthcare Group, Inc. and Stephen J. Dresnick,
            M.D. (incorporated by reference to Sterling Healthcare Group, Inc.'s
            Annual Report on Form 10-K for the year ended December 31, 1994 at
            Exhibit 10.31). +


   10.18    Employment Agreement between FPA and James A. Lebovitz effective
            March 1, 1996 (incorporated by reference to FPA's Annual Report on
            Form 10-K for the year ended December 31, 1995 at Exhibit No.
            10.18). +

   10.19    FPA Omnibus Stock Option Plan (incorporated by reference to
            Registration Statement No. 33-79714 at Exhibit No. 10.19). +

   10.20    Indenture dated as of December 18, 1996 by and between FPA and First
            Union National Trust Bank relating to FPA's 6 1/2% Convertible
            Subordinated Debentures Due 2001 (incorporated by reference to
            Registration Statement No. 333-20007 at Exhibit 4.1).

   10.21    Registration Rights Agreement dated December 13, 1996 by and among
            FPA and the Initial Purchasers relating to FPA's 6 1/2% Convertible
            Subordinated Debentures Due 2001 (incorporated by reference to
            Registration Statement No. 333-20007 at Exhibit 4.2).

   10.22    Form of Rule 144A Restricted Global Debenture relating to FPA's 6
            1/2% Convertible Subordinated Debentures Due 2001 (incorporated by reference to Registration Statement No. 333-20007 at Exhibit 4.4).

   10.23    Form of Regulation S Global Debenture relating to FPA's 6 1/2%
            Convertible Subordinated Debentures Due 2001 (incorporated by reference to Registration Statement No. 333-20007 at Exhibit 4.5).

   10.24    401(K) Salary Savings Plan effective January 1, 1994. +

   10.25    1995 Directors Stock Option Plan.* +

   10.26    1994 Physicians Stock Option Plan.*

   10.27    Credit, Security, Guarantee and Pledge Agreement dated as of January
            29, 1996 among FPA and its subsidiaries and certain guarantors and the lenders named therein and Banque Paribas, as amended March 15, 1996 (incorporated by reference to FPA's Annual Report on Form 10-K for the year ended December 31, 1995 at Exhibit No. 10.27).

   10.28    [Reserved]

   10.29    Form of Indemnification Agreement.*

   21       Subsidiaries of the Registrant.

   23       Consent of Deloitte & Touche LLP.

   23.1     Consent of Coopers & Lybrand LLP.

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