Form 10-K405/A
period 1996-12-31
FPA MEDICAL MANAGEMENT INC
filed 1997-04-29
CIK 920173

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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



                       DOCUMENTS INCORPORATED BY REFERENCE


             PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY
                          REFERENCE IN THIS FORM 10-K/A.


                                      None

                                     PART I
ITEM 1. BUSINESS

GENERAL

     FPA Medical Management, Inc. ("FPA" or the "Company") is a national physician practice management company ("PPM") which acquires, organizes and manages primary care physician practice networks and provides contract management services to hospital emergency departments. FPA provides primary and specialty care services to prepaid managed care enrollees and fee-for-service patients through a network of independent practice association ("IPA") physicians and owned primary care physician groups. On March 17, 1997, the Company completed its previously announced merger with AHI Healthcare Systems, Inc. ("AHI") pursuant to which approximately 5.8 million shares of FPA Common Stock were issued to AHI stockholders and AHI became a wholly-owned subsidiary of the Company. Following the merger with AHI, FPA is affiliated with approximately 6,100 primary care physicians and 13,500 specialty care physicians, and provides services to approximately 830,000 enrollees of 35 health maintenance organizations ("HMOs") or other prepaid health insurance plans (collectively, "Payors") in ten states. Through its merger with Sterling Healthcare Group, Inc. ("Sterling") in October 1996, FPA is affiliated with approximately 1,000 emergency department physicians and manages the emergency departments of 104 hospitals in 20 states.

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

THE FPA NETWORK

     The FPA Network currently has contracts to provide services to approximately 830,000 enrollees of 35 Payors, which enrollees are serviced by approximately 6,100 primary care physicians and 13,500 specialty care physicians. Listed below is a breakdown as of March 21, 1997 of enrollees, Payors, primary care physicians and specialty care physicians by region.


STATES            ENROLLEES       NUMBER OF PAYORS       PRIMARY CARE            SPECIALTY CARE PHYSICIANS
------            ---------       ----------------         PHYSICIANS            -------------------------
                                                           ----------
Arizona             194,415                      3                572                                1,036
California          312,288                     20              1,741                                5,235
Delaware              7,978                      1                 75                                   74
Florida             114,433                      2                492                                2,095
Michigan             34,687                      1                406                                1,028
New Jersey           27,618                      3                926                                  447
North Carolina       12,205                      2                 52                                   24
South Carolina       10,384                      1                207                                   20
Texas               118,846                      9              1,067                                2,495
Pennsylvania              -                      -                351                                    -
Georgia                 353                      1                182                                  863
Kentucky                  -                      -                 70                                  197

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

     Dr. Sol Lizerbram (49), Chairman of the Board since 1986 and President from 1986 until October 31, 1996.

     Dr. Seth Flam (38), Chief Executive Officer since 1986 and President since November 1, 1996.

     Dr. Stephen Dresnick (47), Vice Chairman of the Board since 1996 and President, Sterling Healthcare Group, Inc. since 1987.

     Dr. Howard Hassman (40), Executive Vice President -- Corporate Development since September 1994; Chief Financial Officer from 1986 to September 1994.

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


                                                                     YEAR ENDED DECEMBER 31
                                                                     ----------------------
CONSOLIDATED STATEMENTS OF OPERATIONS:       1992             1993              1994              1995           1996
                                             ----             ----              ----              ----           ----
Operating revenue                        $     8,275      $    13,988      $     57,691      $    168,352    $   440,319
Medical services expense                       6,423           10,348            41,352           113,743        313,707
                                         -----------      -----------      ------------      ------------    -----------
                                               1,852            3,640            16,339            54,609        126,612
General and administrative expenses            1,893            3,471            13,607            44,893         99,230
Merger, restructuring and other
  unusual charges                                                                                   1,590         37,971
                                         -----------      -----------      ------------      ------------    -----------
Income (loss) from operations                    (41)             169             2,732             8,126        (10,589)
Other income (expense), net                       10                9              --              (1,569)        (5,127)
                                         -----------      -----------      ------------      ------------    -----------
Income (loss) before income taxes                (31)             178             2,732             6,557        (15,716)
Income tax (expense) benefit                    --               --                (942)           (2,723)          --
                                         -----------      -----------      ------------      ------------    -----------
Net income (loss)                        $       (31)     $       178      $      1,790      $      3,834    $   (15,716)
                                         ===========      ===========      ============      ============    ===========

PRO FORMA PER SHARE DATA:
Net income per share                                      $      0.27      $       0.26      $       0.28    $     (0.72)
Weighted average shares outstanding                         3,163,000         6,579,828        13,693,192     21,702,786

CONSOLIDATED BALANCE SHEET DATA:
Cash and marketable securities           $       423      $       610      $     12,217      $     11,401    $    45,595
Working capital surplus (deficit)               (634)            (600)           22,164            25,974        (12,078)
Total assets                                   1,027            1,633            45,052           152,407        539,197
Long-term liabilities                           --                 21             9,650            23,839        193,318
Stockholders' equity (deficit)                  (546)            (358)           24,326            93,227        143,518

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL

     FPA Medical Management, Inc., its subsidiaries and the Professional Corporations derive substantially all of their operating revenue from (i) the payments made by Payors to the Professional Corporations for managed care medical services and (ii) fee-for-service revenues for medical centers in the managed care business and (iii) fee-for-service revenues from emergency department medical services.


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


                                                           YEAR ENDED DECEMBER 31,
                                              1994                                            1995
                                              ----                                            ----
                         MANAGED         EMERGENCY                         MANAGED          EMERGENCY
                          CARE          DEPARTMENT                          CARE           DEPARTMENT
                        BUSINESS         BUSINESS          TOTAL          BUSINESS          BUSINESS           TOTAL
                        --------         --------          -----          --------          --------           -----
Operating revenue     $ 18,435,877      $39,255,573     $57,691,450     $ 52,691,955      $115,659,527     $168,351,482
Medical services
  expense               13,628,430       27,723,675      41,352,105       37,757,244        75,985,634      113,742,878
General and
  administrative
  expenses               4,423,842        9,183,231      13,607,073       13,310,386        33,172,287       46,482,673
                      ------------      -----------     -----------     ------------      ------------     ------------
Income (loss)
  from operations          383,605        2,348,667       2,732,272        1,624,325         6,501,606        8,125,931
Other (income)
  expense                  (79,892)          80,301             409         (189,725)        1,758,371        1,568,646
                      ------------      -----------     -----------     ------------      ------------     ------------
Income (loss)
  before tax               463,497        2,268,366       2,731,863        1,814,050         4,743,235        6,557,285
Income tax expense          75,184          866,841         942,025          811,588         1,911,732        2,723,320
                      ------------      -----------     -----------     ------------      ------------     ------------
Net income (loss)     $    388,313      $ 1,401,525     $ 1,789,838     $  1,002,462      $  2,831,503     $  3,833,965
                      ============      ===========     ===========     ============      ============     ============


                                      YEAR ENDED DECEMBER 31,
                                               1996
                                               ----
                         MANAGED            EMERGENCY
                          CARE             DEPARTMENT
                        BUSINESS            BUSINESS            TOTAL
                        --------            --------            -----
Operating revenue     $ 303,557,843      $ 136,760,770      $ 440,318,613
Medical services
  expense               219,456,632         94,249,976        313,706,608
General and
  administrative
  expenses (1)           88,536,451         48,664,736        137,201,187
                      -------------      -------------      -------------
Income (loss)
  from operations        (4,435,240)        (6,153,942)       (10,589,182)
Other (income)
  expense                 4,273,613            853,631          5,127,244
                      -------------      -------------      -------------
Income (loss)
  before tax             (8,708,853)        (7,007,573)       (15,716,426)
Income tax expense             --                 --                 --
                      -------------      -------------      -------------
Net income (loss)     $  (8,708,853)     $  (7,007,573)     $ (15,716,426)
                      =============      =============      =============


                                                          YEAR ENDED DECEMBER 31,
                                             1994                                          1995
                                             ----                                          ----
                             MANAGED       EMERGENCY                      MANAGED        EMERGENCY
                              CARE        DEPARTMENT                       CARE         DEPARTMENT
                            BUSINESS       BUSINESS        TOTAL         BUSINESS        BUSINESS        TOTAL
                            --------       --------        -----         --------        --------        -----
Operating revenue             100%            100%         100.0%         100.0%          100.0%         100.0%
Medical services
  expense                    73.9%           70.6%          71.7%          71.7%           65.7%          67.6%
General and
  administrative
  expenses                   24.0%           23.4%          23.6%          25.3%           28.7%          27.5%
                            -----            ----          -----          -----           -----          -----
Income (loss) from
  operations                  2.1%            6.0%           4.7%           3.0%            5.6%           4.8%
Other (Income)
  expense                   (0.4)%            0.2%           0.0%          (0.4)%           1.5%           0.9%
                            -----            ----          -----          -----           -----          -----
Income (loss)
  before tax                  2.5%            5.8%           4.7%           3.4%            4.1%           3.9%
Income tax expense            0.4%            2.2%           1.6%           1.5%            1.7%           1.6%
                            -----            ----          -----          -----           -----          -----
Net income (loss)             2.1%            3.6%           3.1%           1.9%            2.4%           2.3%
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

     General and Administrative Expense -- General and administrative expense including nonrecurring charges was $48.7 million in 1996, $33.2 million in 1995 and $9.2 million in 1994. Excluding the effect of nonrecurring charges in 1996, general and administrative expense would have been $31.0 million. During 1995, the emergency department business increased the number of its regional offices as well as the number of administrative employees to accommodate the increase in emergency department contracts. In

1996, the Company, through cost cutting measures, including the closing of one of its regional offices as well as the down-sizing of another, reduced this expense. As a percentage of revenue, general and administrative expense was 35.5% in 1996 including non-recurring charges or 22.6% excluding non-recurring charges, 28.7% in 1995 and 23.4% in 1994.


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


     At December 31, 1996, the Company had cash, cash equivalents and marketable securities of $45.6 million and a working capital deficit (current liabilities in excess of current assets) of $12.1 million compared to cash, cash equivalents and marketable securities of $11.4 million and working capital of $26.0 million at December 31, 1995. The increase in cash, cash equivalents and marketable securities of $34.2 million resulted primarily from (i) $55.0 million borrowed under arrangements with financial institutions, (ii) net proceeds of $73.0 million from the Company's issuance of convertible subordinated notes, and (iii) $10.6 million received from the exercise of stock options and warrants, partially offset by (a) approximately $10.5 million of cash payments in connection with acquisitions, (b) approximately $9.1 million for the acquisition of property and equipment, (c) approximately $13.3 million used to purchase intangible assets, (d) approximately $3.0 million invested in Great Lakes
Health Plan, Inc., (e) approximately $50.8 million in payments on notes payable related to acquisitions, and (f) approximately $10.0 in net payments under a bank line of credit. At December 31, 1996 approximately 30% of the Company's current liabilities consist of amounts accrued as payable to specialty care physicians, ancillary providers, hospital and other providers of medical services. These accrued liabilities include claims received by the Company which have not yet been paid as well as an estimate of costs for covered medical benefits incurred by enrollees but not yet reported by providers. These amounts are not due and payable until after the provider has presented a claim and are typically paid within 45 business days of receipt of such claims. The increase in claims payable, including incurred but not reported claims, from approximately $10.3 million at December 1995 to $65.6 million at December 31, 1996 resulted primarily from significantly increased membership and the fact that much of the new membership is under global capitation contracts (which includes hospital services), which resulted in more claims payable per enrollee.


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


     The increase in long-term debt from $26.1 million at December 31, 1995 to $254.8 million at December 31, 1996 resulted primarily from approximately $55.0 million in borrowings under arrangements with financial institutions and the issuance of notes payable and assumption of long-term debt in connection with acquisitions of physician practice assets of approximately $273.6 million net of repayments of acquisition debt of approximately $60.7 million. At December 31, 1996, long-term debt exceeded stockholders' equity.


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                   DECEMBER 31,       DECEMBER 31,
                                                                                      1995               1996
                                                                                   -------------      -------------
                                  ASSETS
Current Assets:
  Cash and cash equivalents                                                        $   3,172,225      $   5,594,877
  Marketable securities                                                                8,228,788         40,000,000
  Accounts receivable -- net of allowance for uncollectible accounts of
      $47,006,677 and $59,796,488 at December 31, 1995 and December 31, 1996,
      respectively                                                                    40,229,995         95,306,672
  Accounts receivable - other                                                          4,636,973         25,095,247
  Notes receivable from affiliate                                                        300,086               --
  Income tax receivable                                                                1,227,949               --
  Prepaid expenses                                                                       656,003          5,397,174
  Capitation deposit                                                                        --           15,409,771
  Deferred income tax asset                                                            2,861,898          3,478,751
                                                                                   -------------      -------------
              Total current assets                                                    61,313,917        190,282,492
Property and equipment - net                                                           9,591,799         40,139,332
Restricted cash and deposits                                                           3,285,000            488,535
Goodwill -- net of accumulated amortization of $1,724,606 and $5,046,296 at
      December 31, 1995 and December 31, 1996, respectively                           69,498,404        284,288,009
Intangible assets -- net of accumulated amortization of $249,682 and
      $3,123,381 at December 31, 1995 and December 31, 1996, respectively              5,988,579          6,667,269
Investment in GLHP                                                                     1,994,900          4,994,900
Deferred income tax asset                                                                   --            3,189,665
Other assets                                                                             733,937          9,146,431
                                                                                   -------------      -------------
              Total                                                                $ 152,406,536      $ 539,196,633
                                                                                   =============      =============
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                            $  14,851,559      $  46,215,398
  Claims payable, including incurred but not reported claims                          10,247,476         65,618,268
  Accrued payroll and related liabilities                                              1,363,304          3,814,695
  Income tax payable                                                                     436,775          2,294,159
  Other liabilities                                                                         --           13,104,704
  Borrowings on line of credit                                                           788,325               --
  Current portion of accrued liability for professional liability claims                 610,000          1,297,790
  Long-term debt, current portion                                                      7,042,635         70,015,734
                                                                                   -------------      -------------
              Total current liabilities                                               35,340,074        202,360,748
Long-term debt, net of current portion                                                 9,012,552        184,774,984
Bank line of credit                                                                   10,000,000               --
Accrued liability for professional liability claims, net of current portion            2,440,000          4,217,000
Deferred income tax liability                                                          1,989,770               --
Other long-term liabilities                                                              397,175          4,325,862
                                                                                   -------------      -------------
              Total Liabilities                                                       59,179,571        395,678,594

Stockholders' equity:
  Preferred stock, $.001 par value per share, 2,000,000 shares authorized,
      no shares outstanding                                                                 --                 --
 Common stock, $.002 par value, 98,000,000 shares authorized, 18,566,326 and
      24,771,149 shares issued and outstanding at December 31, 1995 and
      December 31, 1996, respectively                                                     37,133             49,542
  Additional paid-in capital                                                          87,652,123        153,396,348
  Stock payable                                                                          567,000            534,600
  Accumulated earnings (deficit)                                                       5,253,975        (10,462,451)
  Less: Deferred compensation - stock options                                           (283,266)              --
                                                                                   -------------      -------------
             Total stockholders' equity                                               93,226,965        143,518,039
                                                                                   -------------      -------------
             Total                                                                 $ 152,406,536      $ 539,196,633
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

                  FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                 YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------
                                                        1994              1995               1996
                                                   ------------      ------------      -------------
Cash flows from operating activities:
 Net income (loss)                                 $  1,789,838      $  3,833,965      $ (15,716,426)
 Adjustments to reconcile net income (loss)
   to net cash used by
   operating activities:
  Depreciation and amortization                         570,733         3,419,060         10,736,151
  Imputed interest on notes payable                        --             132,489             98,023
  Loss on disposal of business                             --             772,875               --
  Deferred compensation stock options                    22,658            38,076               --
  Impairment of goodwill                                   --             434,602         18,900,000
  Changes in assets and liabilities, net
   of effects of acquisitions:
   Accounts receivable                               (4,448,976)      (17,983,548)       (68,452,200)
   Income tax receivable/payable                       (163,560)       (1,064,389)         3,397,211
   Capitation deposit                                      --                --          (15,409,771)
   Deferred income taxes                               (205,580)          591,545         (5,302,617)
   Accounts payable and accrued expenses                850,558           469,485         13,818,166
   Claims payable, including incurred but
   not reported claims                                 (315,194)        5,348,274         43,807,285
   Accrued liability for professional
   liability claims                                    (124,216)         (738,500)         2,464,790
   Accrued payroll and related liabilities               (7,157)          336,625          2,451,391
   Prepaid expenses and other assets                   (129,057)         (507,908)           548,093
                                                   ------------      ------------      -------------
              Total adjustments                      (3,949,791)       (8,751,314)         7,056,522
                                                   ------------      ------------      -------------
 Net cash used by operating activities               (2,159,953)       (4,917,349)        (8,659,904)
Cash flows from investing activities:
  Purchase of property and equipment                   (971,053)       (4,808,619)        (9,126,829)
  Payments for intangible assets                       (270,621)       (1,703,570)       (13,341,849)
  Net payments (to) from affiliate                       44,372          (214,546)          (350,867)
  Investment in GLHP                                       --          (1,994,900)        (3,000,000)
  Net sale (purchase) of marketable securities      (10,079,811)        1,851,023        (31,771,212)
  Acquisitions, net of cash acquired                 (3,713,133)      (38,529,816)       (10,491,630)
  Payments escrowed for acquisitions                       --          (3,285,000)         2,796,465
  Proceeds from sale of business                           --           1,600,000               --
  Other                                                    --             (46,212)              --
                                                   ------------      ------------      -------------
    Net cash used by investing activities           (14,990,246)      (47,131,640)       (65,285,922)
                                                   ------------      ------------      -------------
Cash flows from financing activities:
  Proceeds from merger, net                           5,699,870              --             (169,334)
  Net proceeds from issuance of common
    stock                                            11,441,604        50,401,408               --
  Net proceeds from private placement of
    stock                                             4,812,919              --                 --
  Redemption of preferred stock                      (3,750,000)             --                 --
  Issuance of convertible subordinate notes
    payable                                           1,000,000              --           73,125,000

                  FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Proceeds from exercise of stock options and
  warrants                                            43,365           156,000         10,575,526
Issuance of notes payable                               --                --           53,628,334
Net borrowings under bank line of credit             207,242         7,814,781              --
Receipt of payment for stock subscriptions            35,773            14,227              --
Payments on long-term debt                          (922,779)       (5,302,072)       (60,791,048)
                                                ------------      ------------      -------------
    Net cash provided by financing
      activities                                  18,567,994        53,084,344         76,368,478
                                                ------------      ------------      -------------
Net increase in cash and cash equivalents          1,417,795         1,035,355          2,422,652
Cash and cash equivalents, beginning
  of year                                            719,075         2,136,870          3,172,225
                                                ------------      ------------      -------------
Cash and cash equivalents, end of year          $  2,136,870      $  3,172,225      $   5,594,877
                                                ============      ============      =============


Supplemental cash flow information:
  Cash paid for interest                        $    117,400      $  1,957,194          4,026,106
  Cash paid for income taxes                    $  1,840,296      $  4,781,045            870,382
  Equipment acquired under capital leases       $    155,361      $    438,643          2,009,655
  Common stock issued in connection with
    acquisitions                                $  4,741,976      $ 13,889,870      $  52,245,279
  Effects of acquisitions:
    Fair value of assets acquired               $  7,371,926      $ 78,845,644      $ 273,610,635
    Liabilities  assumed                        $  3,658,793      $ 40,315,828      $ 263,119,005
    Net cash paid for acquisitions              $  3,713,133      $ 38,529,816      $  10,491,630
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                NOT APPLICABLE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors. The information with respect to the directors required under this item is set forth below.

        The Registrant's Board of Directors is classified into three classes. Directors are elected by the stockholders of the Registrant at each annual meeting of stockholders and serve until the third annual meeting of stockholders following their election and until their successors are elected and qualified or until their earlier removal or resignation. The offices referred to in the table are offices of the Registrant, unless otherwise indicated.



                          YEAR FIRST BECAME
NAME AND AGE                  A DIRECTOR          PRINCIPAL OCCUPATION DURING THE PAST FIVE YEARS
------------              -----------------       ------------------------------------------------
Members of the Board of Directors--terms expiring in 1999;

Dr. Seth Flam, 38               1986               Chief Executive Officer since 1986 and President
                                                   since November 1, 1996.

Dr. Howard Hassman, 40          1986               Executive Vice President - Corporate Development
                                                   since September 1994; Chief Financial Officer from
                                                   1986 to September 1994.

Sheldon Derezin, 49             1996               Managing Partner, Derezin Breier & Company, a
                                                   public accounting firm, since 1982.

Dr. Stephen J. Dresnick, 47     1996               Vice Chairman of the Board since 1996 and
                                                   President and Chief Executive Officer, Sterling
                                                   Healthcare Group, Inc. since 1987.  Director,
                                                   Embassy Acquisition Corp. and Trustee, Florida
                                                   International University.

Members of the Board of Directors--terms expiring in 1998;

Dr. Kevin Ellis, 40             1988               Chief Medical Officer since April 1995; Chief
                                                   Operating Officer from 1988 until April 1995.

Dr. Herbert A. Wertheim, 57     1996               Founder, Chairman and Chief Executive Officer,
                                                   Brain Power Incorporated, a manufacturer of optical
                                                   instruments and chemicals, since 1971. Director,
                                                   Bacou USA, Inc. and Trustee, Florida International
                                                   University.

Members of the Board of Directors--terms expiring in 1997;

Dr. Sol Lizerbram, 49           1986               Chairman of the Board since 1986 and President
                                                   from 1986 until October 31, 1996.  Director,
                                                   MedNet, MPC Corporation, a publicly held
                                                   managed pharmacy service company.

Dr. Michael Feinstein, 48       1986               Primary Care Physician, Family Practice Associates
                                                   of San Diego, Inc., an osteopathic medical
                                                   corporation since 1986; Director of
                                                   Medical Education from 1986 until January 1996.


        Pursuant to the terms of the Agreement and Plan of Merger dated May 19, 1996 by and among the Registrant, Sterling Acquisition Corporation and Sterling Healthcare Group, Inc., Dr. Dresnick and Dr. Wertheim were appointed to the Board of Directors until the date of the 1999 and 1998 annual meeting of stockholders, respectively.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

        Section 16(a) of the Securities Exchange Act of 1934 requires the directors, certain officers of the Registrant and beneficial owners of more than ten percent of the Registrant's Common Stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Based solely upon a review of the copies of such forms furnished to the Registrant and the representations made by such persons to the Registrant, the Registrant believes that during the last fiscal year its directors, officers and ten percent beneficial owners complied with all reporting requirements under Section 16(a) of the Securities Exchange Act of 1934.

     (b) Executive Officers of the Registrant. The information with respect to the executive officers required under this item is set forth in Part I of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

        The information required under this item is set forth below.

EXECUTIVE COMPENSATION

Cash Compensation

        The following table sets forth certain information regarding compensation from the Registrant which was awarded to, earned by, or paid to the Registrant's Chief Executive Officer and the four other most highly compensated executive officers in 1996.


                                                     SUMMARY COMPENSATION TABLE


                                                             ANNUAL COMPENSATION                   LONG TERM
                                                     --------------------------------------    COMPENSATION AWARDS
                                                                                OTHER ANNUAL   -------------------    ALL OTHER
NAME AND PRINCIPAL                                    SALARY       BONUS        COMPENSATION    SHARES UNDERLYING    COMPENSATION
     POSITION                                 YEAR    ($)(1)        ($)           ($)(2)         OPTIONS/SARs(#)        ($)(3)
------------------                            ----   --------   ----------      ------------   -------------------   ------------
Seth Flam...................................  1994   $172,500                     $ 4,953             50,000           $750,000
  President, Chief Executive Officer and      1995    201,000                      18,226             60,000              3,606
  Director(4)                                 1996    296,048   $  800,000         14,727            671,000              1,204

Sol Lizerbram...............................  1994    150,000                       7,010             50,000            757,030
  Chairman of the Board of Directors(5)       1995    189,750                      16,214             60,000             16,397
                                              1996    296,048      800,000         22,091            671,000             19,404

Stephen J. Dresnick.........................  1994    262,000      205,635(6)                        300,000
   Vice Chairman of the Board of Directors    1995    325,000      303,349(7)                        252,000
   and President, Sterling Healthcare         1996    330,208    1,592,859                           722,502(8)         481,250
   Group, Inc.

Steven M. Lash(9)...........................  1994     68,974                       3,676            269,274                773
  Executive Vice President and Chief          1995    205,000       50,000         11,645             20,000              7,246
  Financial Officer                           1996    257,583      800,000          8,431            437,250            113,125

Howard Hassman..............................  1994    150,000                       7,368             50,000            754,941
  Executive Vice President -- Corporate       1995    174,750                      16,815             60,000              6,566
  Development and Director                    1996    232,465      800,000         22,150            303,000              7,026

------------------

(1) Includes compensation accrued for the benefit of Drs. Flam, Lizerbram, Dresnick and Hassman of $68,546, $68,546, $42,706 and $32,965,
     respectively, and $47,583 for the benefit of Mr. Lash as of December 31, 1996, that was paid in March 1997.



(2)  Includes payment by the Registrant of auto expenses.


(3) Includes a stock dividend received by Drs. Flam, Lizerbram and Hassman, which stock was subsequently redeemed for $750,000. Includes stock received by Mr. Lash in 1996 valued at $106,500 and taxable income resulting from the exercise of non-qualified stock options received by Dr. Dresnick in 1996 in the amount of $481,250. Also includes life and disability insurance premiums paid on behalf of each such officer.

(4)  Dr. Flam was elected President effective November 1, 1996.

(5)  Dr. Lizerbram served as President until November 1, 1996.

(6) $80,635 of such amount was accrued for Dr. Dresnick's benefit as of December 31, 1994 and paid to Dr. Dresnick in February 1995.

(7) $68,807 of such amount was accrued for Dr. Dresnick's benefit as of December 31, 1995 and paid to Dr. Dresnick in April 1996.

(8) Includes 572,502 options granted by the Registrant after completion of the merger with Sterling Healthcare Group, Inc. to replace options previously granted to Dr. Dresnick by Sterling Healthcare Group, Inc.

(9)     Mr. Lash commenced employment with the Registrant on September 1, 1994.


Stock Option Grants in 1996

        The following table sets forth information concerning stock options granted to the named executive officers in 1996.

                           OPTION GRANTS DURING 1996


                                                        INDIVIDUAL GRANTS
                        ------------------------------------------------------------------------------------
                                                                                     Potential Realizable
                          Shares        % of Total                                  Value at Assumed Annual
                        Underlying       Options/                                     Rates of Stock Price
                         Options/          SARs         Exercise                        Appreciation for
                           SARs         Granted to      or Base                           Option Term(3)
                         Granted         Employees       Price       Expiration    -------------------------
    Name                 (#)(1)         During Year    ($/Sh)(2)        Date          5%($)         10%($)
    ----                ----------     -----------     ---------     -----------   ----------    -----------
Seth Flam. . . . . . .  100,000(A)         2.26        $10.8125        3/12/2006   $  679,992    $ 1,723,234
                         51,000(B)         1.15         13.7500        7/10/2006      440,859      1,117,137
                        120,000(C)         2.72         17.0000        7/26/2006    1,282,945      3,251,234
                        400,000(D)         9.05         19.0625       11/29/2006    4,795,322     12,152,286
Sol Lizerbraun . . . .  100,000(A)         2.26         10.8125        3/12/2006      679,992      1,723,234
                         51,000(B)         1.15         13.7500        7/10/2006      440,860      1,117,137
                        120,000(C)         2.72         17.0000        7/26/2006    1,282,945      3,251,235
                        400,000(D)         9.05         19.0625       11/29/2006    4,785,322     12,152,286
Stephen J. Dresnick. .   95,100(E)         2.15         21.2300        9/08/2001      308,522        898,266
                         95,100(F)         2.15         14.4600        5/06/2007    1,692,236      3,626,956
                          1,902(G)         0.04         13.1400        6/01/2000       18,764         26,708
                         95,100(G)         2.15         11.4400        4/03/2000    1,082,683      1,457,566
                        285,300(G)         6.46         12.6200       10/31/2006    5,374,489     10,690,662
                        150,000(D)         3.39         19.0625       11/29/2006    1,796,246      4,557,107
Steven M. Lash . . . .   80,000(A)         1.81         10.8125        3/12/2006      543,994      1,376,587
                         47,250(B)         1.07         13.7500        7/10/2006      408,444      1,034,995
                         60,000(C)         1.36         17.0000        7/26/2006      641,473      1,625,617
                        250,000(D)         5.66         19.0625       11/29/2006    2,997,076      7,595,179
Howard Hassman . . . .   60,000(A)         1.36         10.8125        3/12/2006      407,996      1,033,940
                         45,000(B)         1.02         13.7500        7/10/2006      388,993        985,709
                         48,000(C)         1.09         17.0000        7/26/2006      513,178      1,300,494
                        150,000(D)         3.39         19.0625       11/20/2006    1,798,246      4,557,107


---------------

(1) A. One-fourth of these options vest on each of March 12, 1998, 1999, 2000 and 2001.

    B. One-third of these options vest on each of August 1, 1997, 1998 and 1999.

    C. One-third of these options vest on each of July 26, 1999, 2000 and 2001.

        D. One-tenth of these options vest on each of the first through tenth anniversaries of the date of grant, November 29, 1996, upon achievement of earnings per share targets.

        E.      These options have vested.

        F. Two-thirds of these options have vested, and one-third will vest upon the earlier of May 6, 2005 or the date the Registrant obtains net earnings per share of $.73 for the trailing four quarters.

        G.      These options have vested.

(2) The option exercise price may be paid in shares of the Registrant's Common Stock, in cash, or in any other form of valid consideration or a combination of any of the foregoing, as determined by the Compensation Committee of the Registrant's Board in its discretion.

(3) The potential realizable value portion of the foregoing table illustrates value that might be realized should the granted options be exercised immediately prior to their expiration date and assumes that the respective rates of appreciation on the Registrant's Common Stock compound annually until such exercise. These figures make no allowance for any reduction of potential value which may be caused because of the termination of the options following termination of employment, nontransferability or vesting over periods of up to five years.

Aggregated Stock Option Exercises in 1996 and Stock Option Values at December 31, 1996

        The following tables set forth information concerning the number of stock options granted during 1996 and the value of unexercised options to purchase the Registrant's Common Stock held by the named executive officers at December 31, 1996. None of the named executive officers exercised any stock options during 1996.


            OPTION EXERCISES DURING 1996 AND YEAR-END OPTION VALUES

                            NUMBER OF SHARES                 VALUE OF UNEXERCISED
                        UNDERLYING UNEXERCISED                   IN-THE-MONEY
                            OPTIONS/SARS AT                       OPTIONS/SARS
                              YEAR END($)                       AT YEAR END($)(1)
                     -----------------------------      -----------------------------------
NAME                 EXERCISABLE     UNEXERCISABLE      EXERCISABLE           UNEXERCISABLE
----                 -----------     -------------      -----------           -------------
Seth Flam............  37,000           744,000          $  597,063             $4,614,000
Sol Lizerbram........  37,000           744,000             597,063              4,616,000
Stephen J. Dresnick.. 524,592           197,910           4,171,533                982,376
Steven M. Lash....... 131,456           595,068           2,261,332              5,130,052
Howard Hassman.......  37,000           376,000             597,063              2,907,625


------------
(1) The closing price for the Common Stock as reported on the Nasdaq National Market on December 31, 1996 was $22.375. Value is calculated on the basis of the difference, if any, between the option exercise price and $22.375, multiplied by the number of shares of the Registrant's Common Stock issuable upon exercise of the option.

Employment Agreements


        The Registrant entered into employment agreements with Drs. Flam, Lizerbram and Hassman, and Mr. Lash, as President and Chief Executive Officer; Chairman; Executive Vice President -- Corporate Development; and Executive Vice President and Chief Financial Officer, respectively, each effective as of October 1, 1996 and terminating on December 31, 2002, subject to two automatic one-year extensions unless notice by either party is given. Pursuant to these agreements as amended, Drs. Flam, Lizerbram and Hassman and Mr. Lash receive annual base salaries, commencing October 1, 1996, of $425,000, $425,000, $250,000 and $325,000, respectively. Such salaries will be subject to annual increases after 1997 as determined subjectively by the Compensation Committee of the Registrant's Board based on individual performance and the Registrant's results of operations. In addition, each of the executives will be entitled to a bonus calculated as a percentage of base salary based on pre-established performance targets for each year.


        The employment agreements generally provide that if the employee is terminated other than for cause, the employee is entitled to full salary and benefits through December 31, 2002. In the event of a change in control of he Registrant, each of the executives will be entitled to payments equal to approximately three times the previous year's base salary and bonus. The employment agreements also provide each of the above officers with a car allowance, professional fees, term life insurance, vacation, medical insurance, disability insurance and liability insurance. In addition, each of the employment agreements contains a covenant not to compete during employment and for five years thereafter.

        Dr. Dresnick has entered into an employment agreement terminating on October 31, 1999 pursuant to which he receives an annual base salary of $325,000, which salary is subject to annual increases at the discretion of the Board of Directors of Sterling Healthcare Group, Inc. ("Sterling"), and an annual bonus based on the net income, before taxes of Sterling. Dr. Dresnick is not entitled to any compensation in the event of a change in control or non-renewal of his employment agreement upon termination. The employment agreement provides Dr. Dresnick with a car allowance, vacation and medical insurance and contains a covenant not to compete during employment and for two years thereafter.

Compensation of Directors


        Non-employee directors currently receive $1,000 per Board of Directors or committee meeting attended. The Company also reimburses directors for expenses incurred in connection with attendance at meetings of the Board of Directors and committees.


        In addition, under the Company's 1995 Non-Employee Directors' Non-Qualified Stock Option Plan (the "Directors' Plan"), non-employee directors receive an annual grant of options to purchase 5,000 shares of Common Stock at a price equal to the fair market value of the Common Stock on the date the option is granted. Each option generally expires upon the earlier of twelve months after the optionee ceases to be a director of the Company or ten years after the date of grant. The purpose of the Directors' Plan is to attract and retain independent directors and to strengthen the mutuality of interests between such directors and the Company's stockholders.

Compensation Committee Report

        The Compensation Committee of the Board of Directors (the "Committee") made all recommendations regarding salaries and incentive compensation for the senior executive officers during 1996.

        The Committee is composed entirely of outside, nonmanagement directors. No member of the Committee is a former or current officer of the Company. The Committee employed in 1996 and the Committee will employ in 1997 the following policies for determining compensation for the Company's executive officers.

        The goals of the Company's compensation program continue to be to attract and retain executive officers, motivate such officers to achieve the Company's business objectives and to contribute to the long-term success of the Company, foster teamwork and reward officers for the achievement of such goals. The Company utilizes salary and performance-based bonuses and stock options to meet these goals.

        Specifically, the Company seeks to: (i) provide rewards which are closely linked to Company, team and individual performance; (ii) align the interests of the Company's employees with those of its stockholders; and (iii) ensure that compensation and benefits are at levels which enable the Company to attract and retain high-quality employees.

        The Company applies these objectives and policies to most employees through a combination of base salaries, performance-based cash incentive opportunities and stock option grants based upon pre-established revenue and profit targets, significant corporate achievements and other subjective job performance criteria.

        The Company has considered and will continue to consider the potential impact of Section 162(m) of the Internal Revenue Code adopted under the Revenue Reconciliation Act of 1993. Section 162(m) disallows a tax deduction for any publicly-held corporation for individual compensation exceeding $1 million in any taxable year for the named executive officers, unless compensation is performance-based. Since the targeted non-performance based cash compensation of each of the named executive officers is below the $1 million threshold and any options granted under the Company's stock option plan will meet the requirement of being performance-based, the Company believes that this section will not reduce the tax deduction available to the Company. The Company's policy is to qualify to the maximum extent possible its executives' compensation for deductibility under applicable tax laws.

Base Salary and Bonus

        Executive officer base salary and individual performance-based bonus awards are determined by reference to Company-wide and individual performance for the previous fiscal year, based on a wide range of quantitative and qualitative measures which permit comparisons with competitors' performance and internal earnings and market share targets set before the start of each year. In addition to Company-wide measures of performance, the Company considers those performance factors particular to each executive officer, the performance of the group or groups for which such officer had management responsibility and individual managerial accomplishments.

        The Company relies heavily, but not exclusively, on these quantitative and qualitative measures in setting compensation for all officers and, in particular, the executive officers. The Company also exercises subjective judgment and discretion in light of these measures and in view of the Company's compensation objectives and policies described above to determine base salaries, overall bonus funds and individual bonus awards.

Stock Options and Stock Grants

        In addition to base salary and bonus, the Company may utilize stock options and stock grants to motivate and retain executive officers. The Company believes that this form of compensation closely aligns the officers' interests with those of stockholders and provides a major incentive to officers in building stockholder value. Options are granted annually and are subject to vesting provisions to encourage officers to remain employed with the Company. During the past fiscal year, each executive officer received stock options in amounts based upon a determination of that officer's relative position, responsibilities, performance during the previous fiscal year and anticipated performance in the upcoming year. The Company also reviews the total holdings of the executive officers and the prior level of grants to the officers and other members of senior management, including the number of shares which continue to be subject to vesting under outstanding options, in setting the level of options to be granted to the executive officers.

Compensation of the Chief Executive Officer

        The Company's approach in establishing Dr. Flam's annual compensation was governed by the Company's overall compensation strategy as discussed above.

        This report was provided by the following members of the Board of Directors for 1996:

                                Sheldon Derezin
                                Dr. Herbert Wertheim

Stock Performance Graph

        The following performance graph compares the performance of the Company's Common Stock to the Nasdaq Stock Market U.S. Index and the Nasdaq Stock Market Health Services Index (the "Indices") from October 20, 1994, the date of the Company's initial public offering of Common Stock, until December 31, 1996. The graph is based on publicly available information. The graph assumes an investment of $100 in the Company's Common Stock and in each of the Indices on October 20, 1994, the date of the Company's initial public offering of Common Stock, and assumes reinvestment of dividends.


                                  Price Points

FPA MEDICAL MANAGEMENT
PRICE POINTS

                                10/20/94  12/30/94   3/31/95   6/30/95   9/29/95  12/29/95   3/29/96   6/28/96   9/30/96  12/31/96
FPAM                              100        125       225       200       185      187.5     250       311.25    527.5    447.5
Nasdaq (US)                       100        98.27     107.13    122.54    137.3    138.97    145.46    157.34    162.93   170.92
Nasdaq Health Service Stocks      100        97.74     107.1     92.18     107.03   124.15    129.44    141.1     140.57   124.28

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


        The following table sets forth certain information regarding the beneficial ownership of shares of Common Stock as of April 1, 1997 by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's directors who owns shares of Common Stock, (iii) each executive officer named in the table under the caption "Executive Compensation" and (iv) all directors and officers as a group.



                                                                                        Percentage
Name and Address of Beneficial Owner (1)                    Shares of Common Stock     Beneficially
----------------------------------------                    ----------------------     ------------
Sol Lizerbram(2)......................................              380,113                1.2%
Seth Flam.............................................              396,175                1.3%
Howard Hassman(3).....................................              396,600                1.3%
Kevin Ellis...........................................              410,600                1.3%
Michael Feinstein.....................................              408,100                1.3%
Stephen Dresnick(4)...................................            1,869,254                5.7%
Sheldon Derezin.......................................               25,500                  *
Steven Lash...........................................              170,692                  *
Herbert Wertheim......................................              203,894                  *
Foundation Health Corporation(5)......................            4,076,087               11.7%
All officers and directors as a group (11 persons)....            4,303,978               12.3%


---------------
*  Less than 1%.


(1) Unless otherwise indicated, the address of each of the persons named above is in care of the Registrant at 3636 Nobel Drive, Suite 200, San Diego, California 92122. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from April 1, 1997 upon the exercise of options or warrants. Each beneficial owner's number of shares is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from April 1, 1997 have been exercised. The total outstanding shares used to calculate each beneficial owner's percentage includes such options and warrants. Unless otherwise noted, the Registrant believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned to them.


(2) Shares attributable to Dr. Lizerbram are held by the Lizerbram Family Trust, of which Dr. Lizerbram is Trustee and together with his wife, the sole beneficiaries.

(3) Shares attributable to Dr. Hassman are held by Hassman, L.P., a limited partnership of which Clinical Partners Medical Group, P.C. is the General Partner, of which Dr. Hassman is the sole shareholder.


(4) Shares attributable to Dr. Dresnick are held by several corporations and limited partnerships in which Dr. Dresnick or a corporation owned by him is the sole stockholder and limited and general partners.



(5) Foundation Health Corporation ("FHC") and the Registrant entered into a voting agreement as of November 29, 1996 pursuant to which FHC has agreed to vote its shares of FPA Common Stock in accordance with the recommendation of the Board of Directors of FPA as to all matters with respect to which the Board makes a recommendation except with respect to
     (a) any sale, lease, assignment, transfer or other conveyance of all or substantially all of the assets or capital stock of FPA, or any consolidation or merger involving FPA, or any reclassification or other change of any stock, or any recapitalization of FPA and (b) any amendment of the Certificate of Incorporation or By-laws of FPA if such amendment would change any of the rights, preferences or privileges of the FPA Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Effective October 1, 1996, one of the Registrant's affiliated professional corporations and the Registrant acquired substantially all of the assets and assumed certain liabilities of Family Practice Associates of San Diego, an Osteopathic Corporation ("FPASD"), for aggregate consideration of approximately $4,200,000. FPASD is owned by Drs. Flam, Lizerbram, Hassman, Feinstein and Kevin Ellis, the Registrant's Executive Vice President and Chief Medical Officer.

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


April 28, 1997

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