Form 10-Q
period 1997-03-31
FPA MEDICAL MANAGEMENT INC
filed 1997-05-15
CIK 920173

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM           TO
                                       ---------    ----------
COMMISSION FILE NUMBER 0-24276

                          FPA MEDICAL MANAGEMENT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                    33-0604264
(STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
 INCORPORATION OR ORGANIZATION)

                                 ---------------

                                3636 NOBEL DRIVE
                                    SUITE 200
                               SAN DIEGO, CA 92122
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (619) 453-1000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      NONE
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

                                 ---------------

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS:

                            [X] YES      [ ] NO

    AS OF MAY 12, 1997 THERE WERE OUTSTANDING 30,867,750 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.002 PER SHARE.

================================================================================

                  FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                           PAGE
                                                                                           ----
PART I  -- FINANCIAL INFORMATION
Item 1.      Financial Statements
                Consolidated Balance Sheets...............................................   1
                Consolidated Statements of Operations (Unaudited).........................   2
                Consolidated Statements of Cash Flows (Unaudited).........................   3
                Notes to Consolidated Financial Statements................................   4
Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations.....................................................   5
PART II -- OTHER INFORMATION
Item 4.         Submission of matters to a Vote of Security Holders.......................  12
Item 6.         Exhibits and Reports on Form 8-K..........................................  12
Signatures................................................................................  13

ITEM 1.  Financial Statements

                  FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS [1]

                                                                                     DECEMBER 31,            MARCH 31,
                                                                                         1996                  1997
                                                                                     -------------         -------------
                                                                                                            (UNAUDITED)
ASSETS
------
Current Assets:
  Cash and cash equivalents                                                          $  15,471,770         $  20,135,507
  Marketable securities                                                                 40,000,000            15,060,856
  Accounts receivable - net of allowance for uncollectible accounts                    106,298,672           133,567,261
  Accounts receivable - other                                                           25,095,247            25,215,528
  Notes receivable from affiliate                                                          512,822                    --
  Prepaid expenses and other assets                                                      6,498,174             6,740,990
  Capitation deposit                                                                    15,409,771            20,947,369
  Deferred income tax asset                                                              3,478,751            12,043,116
                                                                                     -------------         -------------
          Total current assets                                                         212,765,207           233,710,627
Property and equipment - net of accumulated depreciation                                46,495,863            41,714,485
Restricted cash and deposits                                                               488,535               500,000
Goodwill - net of accumulated amortization                                             295,594,009           301,358,247
Intangible assets - net of accumulated amortization                                      6,667,269             5,456,098
Investment in GLHP                                                                       4,994,900             4,994,900
Deferred income tax asset                                                                3,189,665             2,736,327
Other assets                                                                             9,468,006             8,452,417
                                                                                     -------------         -------------
          Total                                                                      $ 579,663,454         $ 598,923,101
                                                                                     =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable and accrued expenses                                              $  62,003,039         $  78,191,686
  Claims payable, including incurred but not reported claims                            97,688,268           127,286,239
  Accrued payroll and related liabilities                                                3,880,272            12,099,013
  Income tax payable                                                                     2,294,159                    --
  Other current liabilities                                                             13,218,704            13,099,616
  Current portion of accrued liability for professional liability claims                 1,297,790             1,147,878
  Long-term debt, current portion                                                       70,474,667            74,731,037
                                                                                     -------------         -------------
          Total current liabilities                                                    250,856,899           306,555,469
Long-term debt, net of current portion                                                 185,889,219           171,775,894
Accrued liability for professional liability claims, net of current portion              4,217,000             3,597,000
Other long-term liabilities                                                              4,325,862               350,793
                                                                                     -------------         -------------
          Total liabilities                                                            445,288,980           482,279,156
Stockholders' equity:
  Preferred stock, $.001 par value per share, 2,000,000 shares authorized,
     no shares outstanding                                                                      --                    --
  Common stock, $.002 par value, 98,000,000 shares authorized, 30,596,218 and
     30,856,155 shares issued and outstanding at December 31, 1996
     and March 31, 1997, respectively                                                       61,192                61,712
  Additional paid-in capital                                                           201,282,914           202,611,195
  Stock payable                                                                            534,600                    --
  Due from stockholder                                                                    (401,000)                   --
  Accumulated deficit                                                                  (67,103,232)          (86,028,962)
                                                                                     -------------         -------------
          Total stockholders' equity                                                   134,374,474           116,643,945
                                                                                     -------------         -------------
          Total                                                                      $ 579,663,454         $ 598,923,101
                                                                                     =============         =============


                 See notes to consolidated financial statements.

[1] These financial statements include the balances of AHI Healthcare Systems, Inc. for all periods presented.

                  FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) [1]


                                                                           THREE MONTHS ENDED
                                                                 --------------------------------------
                                                                 MARCH 31, 1996          MARCH 31, 1997
                                                                 -------------           -------------
Managed care revenue                                             $  66,455,352           $ 157,314,519
Fee-for-service revenue, net of contractual deductions              37,497,463              65,525,095
                                                                 -------------           -------------
Operating revenue                                                  103,952,815             222,839,614

Expenses:
  Medical services expense                                          74,725,588             158,105,080
                                                                 -------------           -------------
                                                                    29,227,227              64,734,534

  General and administrative expense                                26,477,739              51,705,602
  Merger, restructuring and other unusual charges                           --              36,833,586
                                                                 -------------           -------------

Income (loss) from operations                                        2,749,488             (23,804,654)

Other income (expense):
  Interest and other income                                            510,858                 934,664
  Interest expense                                                    (684,331)             (4,166,767)
                                                                 -------------           -------------
           Total other income (expense)                               (173,473)             (3,232,103)
                                                                 -------------           -------------
Income (loss) before income taxes                                    2,576,015             (27,036,757)
Income tax (expense) benefit                                        (1,159,683)              8,111,027
                                                                 -------------           -------------
Net income (loss)                                                $   1,416,332           $ (18,925,730)
                                                                 =============           =============

Net income (loss) per share                                      $         .05           $       (0.59)
                                                                 =============           =============
Weighted average shares outstanding                                 25,814,913              32,288,183
                                                                 =============           =============


                 See notes to consolidated financial statements.

[1] These financial statements include the balances of AHI Healthcare Systems, Inc. for all periods presented.

                  FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) [1]


                                                                                 THREE MONTHS ENDED
                                                                                 ------------------
                                                                        MARCH 31, 1996         MARCH 31, 1997
                                                                        --------------         --------------
Cash flows from operating activities:
  Net income (loss)                                                      $  1,416,332           $(18,925,730)
  Adjustments to reconcile net income (loss) to net cash
    used by operating activities:
  Depreciation and amortization                                             2,375,785              5,865,269
  Imputed interest on notes payable                                            22,475                     --
  Changes in assets and liabilities:
     Accounts receivable                                                  (12,351,446)           (27,388,870)
     Income tax receivable/payable                                          1,009,570                     --
     Capitation deposit                                                            --             (5,537,598)
     Deferred income taxes                                                    (25,110)           (10,405,186)
     Accounts payable and accrued expenses                                 (1,209,942)            16,188,647
     Claims payable, including incurred but not reported claims             8,590,460             23,737,238
     Accrued liability for professional liability claims                           --               (769,912)
     Accrued payroll and related liabilities                                   71,188              8,218,741
     Prepaid expenses and other                                            (1,585,631)            (1,974,057)
                                                                         ------------           ------------
           Total adjustments                                               (3,102,651)             7,934,272
                                                                         ------------           ------------
     Net cash used by operating activities                                 (1,686,319)           (10,991,458)
Cash flows from investing activities:
  Purchase of property and equipment                                       (2,207,334)            (3,263,073)
  Payments for intangible assets                                           (1,007,580)                    --
  Net payments (to) from affiliate                                           (306,535)                    --
  Net sale of marketable securities                                         5,149,845             24,939,144
  Acquisitions, net of cash required                                      (11,270,677)                    --
                                                                         ------------           ------------
      Net cash provided (used) by investing activities                     (9,642,281)            21,676,071
Cash flows from financing activities:
  Proceeds from merger, net                                                     1,945                     --
  Issuance of notes payable                                                 8,400,000              8,176,152
  Payments on long-term debt                                               (3,560,516)           (15,392,229)
  Net payments under bank line of credit                                     (788,325)                    --
  Proceeds from exercise of stock options and warrants                        738,794              1,195,201
  Increase in bank overdrafts                                                 214,395                     --
                                                                         ------------           ------------
       Net cash provided (used) by financing activities                     5,006,293             (6,020,876)
                                                                         ------------           ------------
  Net increase (decrease) in cash                                          (6,322,307)             4,663,737
  Cash, beginning of period                                                34,780,225             15,471,770
                                                                         ------------           ------------
  Cash, end of period                                                    $ 28,457,918           $ 20,135,507
                                                                         ============           ============

Supplemental cash flow information
  Cash paid for interest                                                 $    413,695           $  2,431,388
  Cash paid for income taxes                                                   44,740                     --
  Equipment acquired under capital leases                                     247,901                     --
  Common stock issued in connection with acquisitions                         420,000                     --
  Effects of acquisitions:
        Fair value of assets acquired                                      24,310,738              8,778,943
        Liabilities assumed                                                13,040,061              8,778,943
                                                                         ------------           ------------
        Net cash paid for acquisitions                                   $ 11,270,677           $         --
                                                                         ============           ============


                See notes to consolidated financial statements.

[1] These financial statements include the balances of AHI Healthcare Systems, Inc. for all periods presented.

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

    The consolidated financial statements for the three months ended March 31, 1996 and March 31, 1997 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in FPA's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996.

     Consolidation of Subsidiaries - The Company's financial statements include the activity of all of its wholly-owned subsidiaries and certain affiliated professional corporations ("Professional Corporations") over which the Company has direct or indirect unilateral and perpetual control. FPA believes that consolidation of the financial statements of the Professional Corporations is necessary to present fairly the financial position and results of operations of the Company. All intercompany transactions have been eliminated in consolidation. These financial statements include the balances of AHI Healthcare Systems, Inc. ("AHI") for all periods presented (see Note 2).

    Net Income per Common Share - Net income per common share is computed based on the weighted average number of shares and share equivalents (options and warrants) outstanding, giving retroactive effect to all stock splits and poolings of interests.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This statement specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. SFAS No. 128 is not in effect for the Company in the first quarter of 1997, but will be in effect for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company does not expect the adoption of SFAS No. 128 to have a material effect on its Net Income (Loss) Per Share.

2. SUBSEQUENT EVENTS

    The following significant events have occurred subsequent to December 31, 1996:

    On March 17, 1997, FPA completed the merger (the "Merger") of FPA Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of FPA, with and into AHI. Pursuant to the Merger, AHI became a wholly-owned subsidiary of FPA and each outstanding share of AHI Common Stock was exchanged for .391 shares of FPA Common Stock. The shares of FPA Common Stock issued to the AHI stockholders were registered on a Registration Statement on Form S-4 filed under the Securities Act of 1933, as amended. The Merger was treated as a tax-free reorganization and accounted for as a pooling of interests.

ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

GENERAL

    FPA Medical Management, Inc., its subsidiaries and the Professional Corporations derive substantially all of their operating revenue from (i) the payments made by health maintenance organizations or other prepaid health insurance plans (collectively, "Payors") to the Professional Corporations for managed care medical services, (ii) fee-for-service revenues for medical centers in the managed care business, and (iii) fee-for-service revenues from emergency department medical services.

MANAGED CARE BUSINESS

    The Company has two types of Payor contracts: contracts for both inpatient and outpatient services ("global capitation" contracts) and those limited to outpatient services or professional medical services ("outpatient capitation" contracts). Under global capitation contracts, the Company receives a fixed monthly amount per enrollee for which the Company is financially responsible to provide the enrollees with all necessary inpatient and outpatient care. Under outpatient capitation contracts, the Company receives a fixed monthly amount per enrollee for which the Company is financially responsible to provide the enrollees with all necessary outpatient care. Additionally, under these outpatient capitation contracts, the Company is a party to shared risk arrangements with Payors which generally reward the Company for the efficient utilization of hospital inpatient services. Under these shared risk arrangements, the Company shares any surplus or, in some cases, deficit, of amounts pre-established by the Payor in relation to inpatient expense. Revenue under global capitation contracts represented 9.6% and 22.3% for the three months ended March 31, 1996 and March 31, 1997, respectively, of managed care business operating revenue. Revenue under outpatient capitation contracts represented 84.5% and 61.9% for the three months ended March 31, 1996 and March 31, 1997, respectively, of managed care business operating revenue.

    The Company also generates fee-for-service revenue for the performance of medical services through the Professional Corporations and its subsidiaries. These revenues are presented net of contractual deductions and represented 5.9% and 15.8% for the three months ended March 31, 1996 and March 31, 1997, respectively, of managed care business operating revenue.

    Through the Professional Corporations and its subsidiaries, the Company contracts with various healthcare providers to provide primary care and specialty medical services to covered enrollees. Primary care physicians are compensated on either a salary or capitation basis. Specialty care physician services are paid for on either a discounted fee-for-service or capitation basis. Managed care business medical services expense paid for on a capitation basis (for certain primary care and specialty care services) or fixed salary basis totaled 48.1% and 35.8% for the three months ended March 31, 1996 and March 31, 1997, respectively, of managed care business operating revenues, with the remainder of medical services expense (for primary care, specialty care, ancillary services, inpatient and outpatient services, lab charges, etc.) paid for on a discounted fee-for-service or per diem basis.

EMERGENCY DEPARTMENT BUSINESS

    Through the emergency department business, the Company provides contract management and support services primarily to emergency departments. As of March 31, 1997 the Company provided physician practice management services on a contract basis to 109 emergency departments, one anesthesia department, three correctional health care facilities and two rural health urgent care clinics located in 22 states. The Company contracts with approximately 1300 affiliated physicians who provide certain medical services to approximately 1.4 million patients annually.

    The Company's contractual arrangements with hospitals are primarily fee-for-service contracts whereby hospitals generally agree, in exchange for the Company's services, to authorize the Company and its contracted healthcare professionals to bill and collect the professional component of the charges for medical services rendered by the Company's contracted healthcare professionals. Fee-for-service contracts may, depending on the hospital's patient volume and payor mix, involve the payment of a subsidy to the Company by the hospital. During each of the three months ended March 31, 1996 and March 31, 1997, 83.2% of the Company's emergency department operating revenue was earned on a fee-for-service basis, and the Company emphasized fee-for-service contracts in its marketing activities.

    Medical services expense for the emergency department business consists primarily of payments made to independent contractor and employee physicians ("Physician Costs") and, to a lesser extent the costs of medical supplies and malpractice insurance and laboratory fees. During the three months ended March 31, 1996 and March 31, 1997, Physician Costs accounted for 93.0% and 94.3%, respectively, of emergency department business medical services expense.

OPERATIONAL DEVELOPMENT

    The future growth of FPA is largely dependent on a continued increase in the number of new enrollees in the FPA network. This growth may come from (i) affiliations with, or acquisitions of, individual or group physician practices serving enrollees of Payors in the FPA network or of new Payors, (ii) increased membership in plans of Payors with which the Professional Corporations have contracts and whose members are patients of physicians in the FPA network or
(iii) agreements with Payors, physicians and hospitals in other geographic markets. The process of identifying and consummating suitable acquisitions of, or affiliations with, physician groups can be lengthy and complex. The marketplace for such acquisitions and affiliations is subject to increasing competitive pressures. There can be no assurance that FPA will be successful in identifying, acquiring or affiliating with additional physician groups or hospitals or that the Professional Corporations will be able to contract with new Payors. In addition, there can be no assurance that the Company's acquisitions will be successfully integrated on a timely basis or that the anticipated benefits of these acquisitions will be realized. Failure to effectively accomplish the integration of acquired companies could have a material adverse effect on FPA's results of operations and financial condition. FPA's ability to expand is also dependent upon its ability to comply with legal and regulatory requirements in the jurisdictions in which it operates or will operate and to obtain necessary regulatory approvals, certificates and licenses.

    In March 1997, the Company completed its merger with AHI Healthcare Systems, Inc., which serviced approximately 210,000 enrollees. In January 1996, the Company acquired three independent practice associations in the Los Angeles, Ventura and Sacramento regions of California, which now service approximately 76,000 enrollees and include 570 primary care physicians. In June 1996, FPA acquired Physicians First, Inc., operating 40 medical clinics in Florida, through which 110 primary care physicians provided services to approximately 80,000 enrollees. In July 1996, the Company acquired two independent practice associations, one in Arizona and Florida, providing services to approximately 14,000 and 4,000 enrollees, respectively. In October 1996, FPA and Sterling Healthcare Group, Inc. completed a merger. Effective in December 1996, the Company and certain Professional Corporations acquired two medical groups, one each in California and Arizona, providing services to approximately 63,000 and 157,000 enrollees, respectively.

    Listed below is a breakdown of enrollees, Payors, primary care physicians, specialty care physicians, and emergency department business contracts (including anesthesiology, urgent care and correctional facility business contracts) by region at March 31, 1997.

                                                                   NUMBER OF      NUMBER OF
                                      NUMBER OF    NUMBER OF       SPECIALTY      EMERGENCY
                                        PAYOR     PRIMARY CARE       CARE         DEPARTMENT
                        ENROLLEES     CONTRACTS    PHYSICIANS      PHYSICIANS     CONTRACTS
                        ---------     ---------    ----------      ----------     ---------
California               314,777          53          1,640           5,213           --
Arizona                  198,409           5            495           1,101           --
New Jersey                34,257           4            934             447           --
Delaware                   9,082           1             76              75           --
South Carolina             8,094           3            186              60            2
North Carolina            14,844           1            152              24            9
Texas                    134,044          14          1,254           2,496           15
Florida                  110,024           3            539           2,521            8

Michigan                  33,969           2            476           1,028            7
Louisiana                  7,023           2            228             156           17
Mississippi                   --          --            102              --            9
Tennessee                     --          --            124              --            7
Alabama                       --          --            123              --            6
Kentucky                      --          --             47              --            3
Pennsylvania                  --          --            351              --           --
Georgia                      253           1            237             863            4
Others                        --          --            245              --           22
                         -------          --          -----          ------          ---
          Total          864,776          89          7,209          13,984          109
                         =======          ==          =====          ======          ===

RESULTS OF OPERATIONS

    The following table sets forth for the quarters ended March 31, 1996 and March 31, 1997 selected financial data expressed as a percentage of operating revenue.

                                                            THREE MONTHS ENDED MARCH 31,
                            --------------------------------------------------------------------------------------------
                                               1996                                               1997
                                            ----------                                         ----------
                            MANAGED         EMERGENCY                           MANAGED        EMERGENCY
                             CARE           DEPARTMENT                           CARE          DEPARTMENT
                            BUSINESS         BUSINESS          TOTAL           BUSINESS         BUSINESS          TOTAL
                            --------        ----------         -----           --------        ----------         -----
Operating
  revenue                    100.0%           100.0%           100.0%           100.0%           100.0%           100.0%
Medical services
  expense                     73.7%            68.1%            71.9%            70.4%            73.6%            71.0%
General and
  administrative
  expenses                    25.9%            24.4%            25.5%            24.0%            19.2%            23.2%
Merger,
  restructuring
  and other
  unusual charges             --               --               --               19.7%            --               16.5%
                             -----            -----            -----            -----            -----            -----
Income (loss)
  from operations              0.4%             7.5%             2.6%           (14.1%)            7.2%           (10.7%)
Other income
  (expense)                    0.1%            (0.7%)           (0.1%)           (1.7%)           (0.1%)           (1.4%)
                             -----            -----            -----            -----            -----            -----
Income (loss)
  before income taxes          0.5%             6.8%             2.5%           (15.8%)            7.1%           (12.1%)
Income tax
  benefit (expense)           (0.4%)           (2.7%)           (1.1%)            4.3%            --                3.6%
                             -----            -----            -----            -----            -----            -----
Net income (loss)              0.1%             4.1%             1.4%           (11.5%)            7.1%            (8.5%)
                             =====            =====            =====            =====            =====            =====

MANAGED CARE BUSINESS

THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1997

    Operating Revenue -- The Company's managed care business operating revenue increased to $186.8 million for the three months ended March 31,1997 from $70.6 million for the three months ended March 31, 1996. The revenue increase resulted primarily from the increase in average enrollment for the quarter to 853,000 for the three months ended March 31, 1997 from 380,000 for the comparable period in 1996. The 1997 increase resulted from the addition of (i) approximately 56,000 enrollees in California primarily as a result of acquisitions, (ii) approximately 157,000 enrollees in Arizona as a result of a December
1996 acquisition, and approximately 30,000 enrollees as a result of internal growth (iii) enrollment of 36,000 and 51,000 enrollees, respectively, in the Mid-Atlantic region and Texas as a result of internal growth, (iv) approximately 84,000 enrollees in Florida as a result of acquisitions and 28,000 enrollees as a result of internal growth and (v) approximately 31,000 enrollees in other regions. For the three months ended March 31, 1997, the Company generated net fee-for-service revenue of $29.5 million compared to net fee-for-service revenue for the three months ended March 31, 1996 of $4.1 million. The growth in fee-for-service revenue is attributable to the increasing number of medical facilities managed by FPA.

    Medical Services Expense - Medical services expense for the three months ended March 31, 1997 was $131.6 million or 70.4% of managed care business operating revenue as compared to $52.0 million or 73.7% of such operating revenue for the three months ended March 31, 1996. The decrease in medical services expense as a percent of such operating revenue for the three months ended March 31, 1997 compared to the comparable period in 1996 resulted primarily from the lower medical loss ratio in the expanding Florida market and in medical groups in Sacramento and Tucson acquired since the first quarter of 1996.

    General and Administrative Expense -- General and administrative expense for the three months ended March 31, 1997 was $44.8 million or 24.0% of managed care business operating revenue as compared to $18.3 million or 25.9% of such operating revenue for the comparable period in 1996, as the Company achieved economies of scale in its operations.

    Merger, Restructuring and Other Unusual Charges - During the first quarter of 1997, the managed care business of the Company incurred approximately $36.8 million in merger, restructuring and other unusual charges. Approximately $5.3 million related to costs of legal fees, accounting fees, investment bankers' fees and other costs associated with the Merger. As the Merger was accounted for as a pooling of interests, generally accepted accounting principles require that transaction costs be expensed in the period in which the Merger is consummated. Approximately $24.4 million arose from the costs of severance payments, facilities and equipment lease terminations and other costs associated with consolidating facilities and reducing staffing as a result of the Merger. Approximately $5.6 million of the charges resulted from conformance of accounting policies and other related costs associated with the Merger. Approximately $1.5 million related to miscellaneous unusual charges.

    Income (Loss) from Operations - For the three months ended March 31, 1997, the managed care business of the Company generated a loss from operations of $26.4 million including merger, restructuring and other unusual charges. Excluding such merger, restructuring and other unusual charges, for the three months ended March 31, 1997 income from operations was $10.5 million as compared to income from operations of $0.3 million for the three months ended March 31, 1996.

EMERGENCY DEPARTMENT BUSINESS

THREE MONTHS ENDED MARCH 31, 1996 and 1997

    Operating Revenue -- Emergency department business operating revenue consists of gross patient revenue, net of contractual deductions and estimated uncollectible accounts, plus other revenue, which consists principally of hospital subsidy payments, flat-rate hospital contract revenue and non-patient generated revenues. Operating revenue increased to $36.0 million for the three months ended March 31, 1997 from $33.3 million for the three months ended March 31, 1996. On a percentage basis, the emergency department business' operating revenue grew 8.0% in 1997. The increase was primarily attributable to the increases in the number of the Company's emergency department contracts from 91 at March 31, 1996 to 109 at March 31, 1997.

    Medical Services Expense -- Medical services expense increased to $26.5 million for the three months ended March 31, 1997 from $22.7 million for the three months ended March 31, 1996 due primarily to the increase in the number of healthcare professionals under contract, resulting from the increase in the number of the Company's emergency department contracts, as well as negotiated increases in fees paid to certain healthcare professionals. Medical services expense as a percentage of operating revenue was 73.6% for the three months ended March 31, 1997 compared to 68.1% for the three months ended March 31, 1996. The increase in medical costs as a percentage of operating revenue results from the fact that in 1996, the operations of certain primary care centers were reported under the emergency department business, while in 1997, they are included in the managed care business, due to a change in the reporting structure of these medical groups. These medical groups experienced a lower medical loss ratio than the core emergency department business. The medical loss ratio as a percentage of operating revenue for the emergency department business has remained stable.

    General and Administrative Expense -- General and administrative expense was $6.9 million for the three months ended March 31, 1997 as compared to $8.1 million or 24.4% of operating revenue for the corresponding period of the prior year. The decrease in general and administrative expenses as a percentage of operating revenue is primarily attributable to internal growth without added administrative infrastructure and reductions in expense as a result of the Sterling/FPA merger.

    Net Income from Operations - For the three months ended March 31, 1997, the emergency department business of the Company generated income from operations of $2.6 million as compared to $2.5 million for the three months ended March
31, 1996.

QUARTERLY RESULTS

The following table presents financial information for the eight quarters ended March 31, 1997. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments (unless otherwise noted), have been included in the amounts presented below to present fairly the quarterly results when read in conjunction with the audited consolidated financial statements of the Company and notes thereto. The Company's quarterly results have in the past been subject to fluctuation and as a result, the operating results for any quarter are not necessarily indicative of results for any future period. All numbers in the following table are in thousands and retroactively include all AHI activity.

                                                                    QUARTER ENDED
                       -------------------------------------------------------------------------------------------------------------
                       June 30,   September 30,   December 31,  March 31,      June 30,    September 30,   December  31,  March 31,
                         1995         1995            1995        1996           1996          1996            1996          1997
                       --------   -------------   ------------  ---------     ---------    -------------   -------------  ----------
Operating revenue      $ 66,984     $ 74,435       $ 86,737     $ 103,953     $ 120,496     $ 154,025       $ 179,692     $ 222,840
Medical services
  expense                49,344       53,002         61,487        74,726        91,981       120,477         143,494       158,105
General and
  administrative
  expenses               17,011       19,033         23,711        26,478        30,141        34,125          48,905        51,706
Merger,
  restructuring
  and other
  unusual charges            --           --          1,590            --            --         1,707          50,864        36,834
                       --------     --------       --------     ---------     ---------     ---------       ---------     ---------
Income (loss)
  from operations           629        2,400            (51)        2,749        (1,626)       (2,284)        (63,571)      (23,805)
Other income
(expense)                  (523)        (839)            67          (173)         (571)         (762)         (2,666)       (3,232)
                       --------     --------       --------     ---------     ---------     ---------       ---------     ---------
Income (loss)
  before taxes              106        1,561             16         2,576        (2,197)       (3,046)        (66,237)      (27,037)
Income tax
  (expense) benefit         281         (970)          (554)       (1,160)       (2,006)       (1,949)          4,035         8,111
                       --------     --------       --------     ---------     ---------     ---------       ---------     ---------
Net income (loss)      $    387     $    591       $  ( 538)    $   1,416     $  (4,203)    $  (4,995)      $ (62,202)    $ (18,926)
                       ========     ========       ========     =========     =========     =========       =========     =========

    Operating revenue and medical services expense during the first and third quarters have been and continue to be affected by movements of members in Payor plans from one plan to another during periods of open enrollment for Payors. Retroactive capitation rate increases generally take effect during the second quarter, while medical services expense increases tend to occur ratably throughout the year. Quarterly results may be affected by final settlements of shared risk distributions which generally occur in the second and third quarter of the year after which they are estimated. From time to time, final settlements may differ from such estimated amounts. As the Company adds new Payors into the FPA network, the timing of these adjustments may vary and, consequently, quarterly results may be affected in the future, especially due to the start-up of operations in new regions where there is no operating history. Similarly, if medical services expense varies from amounts previously accrued for claims incurred but not reported ("IBNR"), quarterly operating results may fluctuate. A portion of the Company's expansion strategy includes the acquisition of individual and group physician practices by the FPA network, and any such acquisition may materially affect quarterly operating results, causing quarterly fluctuations.

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

    At March 31, 1997, the Company had cash, cash equivalents and marketable securities of $35.2 million and a working capital deficit (current liabilities in excess of current assets) of $72.9 million compared to cash, cash equivalents and marketable securities of $55.5 million and working capital deficit of $38.1 million at December 31, 1996. Of the $72.9 million working capital deficit, approximately $27.8 million results from the addition of AHI's balance sheet (which had a working capital deficit of $26.5 million at December 31, 1996), approximately $35.0 million relates to accrued merger, restructuring and other unusual charges and approximately $9.0 million relates to increased IBNR claims.

    Non-operating sources of cash include proceeds of approximately $5.5 million from the exercise by the underwriters of the overallotment of convertible subordinated debentures, issuance of a note payable of approximately $2.6 million, and proceeds from the issuance of stock options and warrants of approximately $1.2 million. Non-operating uses of cash include the purchase of property and equipment for approximately $3.3 million and the payment of approximately $15.4 million in long-term debt.

    At March 31, 1997 approximately 41% of the Company's current liabilities consist of amounts accrued as payable to specialty care physicians, ancillary providers, hospital and other providers of medical services. These accrued liabilities include claims received by the Company which have not yet been paid as well as an estimate of costs for covered medical benefits incurred by enrollees but not yet reported by providers. These amounts are not due and payable until after the provider has presented a claim and are typically paid within 45 business days of receipt of such claims. The increase in claims payable, including incurred but not reported claims, from approximately $97.7 million at December 31, 1996 to $127.3 million at March 31, 1997 resulted primarily from increased membership and a shift in Payor mix of enrollees in which enrollees incurred varying levels of IBNR claims.

    During 1996, the Company entered into a $55.0 million credit, security, guarantee and pledge agreement (the "Credit Agreement") with four financial institutions. Permitted Borrowings, as defined in the Credit Agreement, generally include acquisitions and capital expenditures. Borrowings under this agreement bear interest at either LIBOR plus 2-1/2%, 2-3/4% or 3%, or prime rate plus 1%, 1-1/4% or 1-1/2%, as defined in the agreement. At December 31, 1996 and March 31, 1997, the Company had borrowed the maximum of $55.0 million under the Credit Agreement.

    In December 1996, the Company issued $75.0 million of convertible subordinated debentures, which resulted in net proceeds to the Company of approximately $73.0 million. The debentures bear interest at 6-1/2%, payable semiannually, and are convertible into shares of the Company's stock at $25.95 per share. The debentures are redeemable by the Company after December 20, 1999. Upon the occurrence of a Repurchase Event, as defined in the debentures, each holder has the right to require repayment of the debentures at 100% of the principal amount plus accrued interest. In January, 1997, the underwriters exercised their overallotment and purchased an additional $5.5 million of the debentures with identical terms.

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

FORWARD-LOOKING STATEMENTS

    Certain Statements contained in this Quarterly Report are forward-looking. Although FPA Medical Management, Inc. believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include the difficulty in controlling healthcare costs, integrating new operations from acquired companies and the possible negative effects of prospective healthcare reform. For other important factors that may cause actual results to differ materially from expectations and underlying assumptions, see reports by FPA Medical Management, Inc. filed with the Securities and Exchange Commission.

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

The second matter voted upon was the approval of amendments to the Omnibus Stock Option Plan to increase the total number of shares of FPA Common Stock issuable upon exercise of options granted under such plan by 1,500,000 to 6,500,000. The vote to approve such amendment was as follows:

              FOR                                        13,361,987
              AGAINST                                     2,171,741
              WITHHELD                                            -
              ABSTENTIONS                                    54,182
              BROKER NON-VOTES                                    -

ITEM 6.  Exhibits And Reports On Form 8-K

         (b) Reports on Form 8-K: The Company filed the following Reports on Form 8-K since December 31, 1996:

                     Date of Report       Items Reported
                     --------------       --------------
                     March 17, 1997              2, 7

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

                                                    FPA MEDICAL MANAGEMENT, INC.
                                                           (Registrant)

SIGNATURE                TITLE                                 DATE
---------                -----                                 ----

/s/ SETH FLAM            Chief Executive Officer               May 15, 1997
----------------------   (Principal Executive officer)
Seth Flams

/s/ STEVEN M. LASH       Chief Financial Officer               May 15, 1997
----------------------   (Principal Financial officer)
Steven M. Lash