Form 10-Q
period 1997-06-30
FPA MEDICAL MANAGEMENT INC
filed 1997-08-14
CIK 920173

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ____________

COMMISSION FILE NUMBER 0-24276

                          FPA MEDICAL MANAGEMENT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                     33-0604264
(STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
INCORPORATION OR ORGANIZATION)

                                ----------------

                                3636 NOBEL DRIVE
                                    SUITE 200
                               SAN DIEGO, CA 92122
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (619) 453-1000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      NONE
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)
                                ----------------

        INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS:

                              [X] YES   [ ] NO

        AS OF AUGUST 12, 1997 THERE WERE OUTSTANDING 33,206,485 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.002 PER SHARE.

================================================================================

                  FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

                                      INDEX

                                                           PAGE
                                                           ----
PART I  -- FINANCIAL INFORMATION
Item 1.    Financial Statements
           Consolidated Balance Sheets...................    3
           Consolidated Statements of Operations
             (Unaudited).................................    4
           Consolidated Statements of Cash Flows
             (Unaudited).................................    5
           Notes to Consolidated Financial Statements....    6
Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations..................................    8
PART II -- OTHER INFORMATION
Item 4.    Submission  of matters to a Vote of Security
             Holders.....................................   16
Item 6.    Exhibits and Reports on Form 8-K..............   16
Signatures..............................................    17

ITEM 1. Financial Statements

                  FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS [1]


                                                                             DECEMBER 31,       JUNE 30,
                                                                                 1996             1997
                                                                            -------------    -------------
                                                                                              (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents                                                 $  16,307,770    $  12,648,662
  Marketable securities                                                        40,000,000       24,619,747
  Accounts receivable - net of allowance for uncollectible accounts           106,978,672      155,018,465
  Accounts receivable - other                                                  25,095,247       31,367,778
  Notes receivable from affiliate                                               1,327,822          395,000
  Prepaid expenses and other assets                                             7,024,174        4,942,817
  Prepaid income taxes                                                               --          3,667,457
  Capitation Deposits                                                          15,409,771             --
  Deferred income tax asset                                                     3,478,751        6,158,892
                                                                            -------------    -------------
          Total current assets                                                215,622,207      238,818,818
Property and equipment - net of accumulated depreciation                       47,486,863       39,123,772
Restricted cash and deposits                                                      488,535          500,000
Goodwill - net of accumulated amortization                                    295,594,009      303,730,344
Intangible assets - net of accumulated amortization                             6,667,269        2,676,470
Investment in GLHP                                                              4,994,900        4,994,900
Deferred income tax asset                                                       3,189,665        3,689,058
Other assets                                                                   10,104,006       19,708,636
                                                                            -------------    -------------
          Total                                                             $ 584,147,454    $ 613,241,998
                                                                            =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                     $  63,716,039    $  43,010,855
  Claims payable, including incurred but not reported claims                  100,769,268      124,044,354
  Accrued payroll and related liabilities                                       4,124,272       19,987,173
  Income tax payable                                                            2,294,159             --
  Other current liabilities                                                    13,218,704          920,000
  Current portion of accrued liability for professional liability claims        1,297,790          585,668
  Long-term debt, current portion                                              70,610,667       12,416,613
                                                                            -------------    -------------
          Total current liabilities                                           256,030,899      200,964,663
Long-term debt, net of current portion                                        186,131,219      271,099,787
Accrued liability for professional liability claims, net of current
  portion                                                                       4,217,000        3,195,912
Other long-term liabilities                                                     4,801,862       16,758,033
                                                                            -------------    -------------
          Total liabilities                                                   451,180,980      492,018,395
Stockholders' equity:
  Preferred stock, $.001 par value per share, 2,000,000 shares authorized, no shares outstanding
  Common stock, $.002 par value, 98,000,000 shares authorized,
    32,656,637 and 32,966,497 shares issued and outstanding at
    December 31, 1996 and June 30, 1997, respectively                              65,313           65,933
  Additional paid-in capital                                                  207,126,793      209,292,915
  Stock payable                                                                   534,600          534,600
  Due from stockholder                                                           (427,000)        (427,000)
  Accumulated deficit                                                         (74,333,232)     (88,242,845)
                                                                            -------------    -------------
          Total stockholders' equity                                          132,966,474      121,223,603
                                                                            -------------    -------------
          Total                                                             $ 584,147,454    $ 613,241,998
                                                                            =============    =============


                 See notes to consolidated financial statements.

[1] These financial statements include the balances of AHI Healthcare Systems, Inc. and HealthCap, Inc. for all periods presented. See Note 2.

                        FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) [1]


                                              SIX MONTHS ENDED                THREE MONTHS ENDED
                                       ------------------------------    ------------------------------
                                       JUNE 30, 1996    JUNE 30, 1997    JUNE 30, 1996    JUNE 30, 1997
                                       -------------    -------------    -------------    -------------

Managed care revenue                   $ 160,830,580    $ 337,816,319    $  88,354,228    $ 173,738,800
Fee-for-service revenue, net of
  contractual deductions                  76,370,748      137,752,525       38,835,285       70,818,430
                                       -------------    -------------    -------------    -------------
Operating revenue                        237,201,328      475,568,844      127,189,513      244,557,230

Medical services expense                 177,674,950      340,833,454       97,613,362      174,725,374
                                       -------------    -------------    -------------    -------------
                                          59,526,378      134,735,390       29,576,151       69,831,856

General and administrative expense        59,293,090      109,904,940       31,676,351       54,575,338
Merger, restructuring and other
  unusual charges                               --         38,004,841             --          1,171,255
                                       -------------    -------------    -------------    -------------

Income (loss) from operations                233,288      (13,174,391)      (2,100,200)      14,085,263

Other income (expense):
  Interest and other income                1,007,651        4,778,925          461,793        3,826,261
  Interest expense                        (1,675,068)      (8,865,929)        (990,737)      (4,694,162)
                                       -------------    -------------    -------------    -------------
           Total other expense              (667,417)      (4,087,004)        (528,944)        (867,901)
Income (loss) before income taxes           (434,129)     (17,261,395)      (2,629,144)      13,217,362
Income tax (expense) benefit              (3,175,048)       3,351,782       (2,015,365)      (4,758,245)
                                       -------------    -------------    -------------    -------------
Net income (loss)                      $  (3,609,177)   $ (13,909,613)   $  (4,644,509)   $   8,459,117
                                       =============    =============    =============    =============

Net income (loss) per share            $       (0.13)   $       (0.40)   $       (0.16)   $        0.25
                                       =============    =============    =============    =============
Weighted average shares outstanding       27,660,452       34,510,257       28,317,866       34,259,107
                                       =============    =============    =============    =============


                 See notes to consolidated financial statements.

[1] These financial statements include the balances of AHI Healthcare Systems, Inc. and HealthCap, Inc. for all periods presented. See Note 2.

                  FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) [1]


                                                                         SIX MONTHS ENDED
                                                                  ------------------------------
                                                                     JUNE 30,         JUNE 30,
                                                                       1996             1997
                                                                  -------------    -------------

Cash flows from operating activities:
  Net loss                                                        $  (3,609,177)   $ (13,909,613)
  Adjustments to reconcile net loss to net cash used
     by operating activities:
  Depreciation and amortization                                       5,097,791       13,009,995
  Imputed interest on notes payable                                      40,341             --
  Changes in assets and liabilities:
     Accounts receivable                                            (34,296,946)     (54,246,074)
     Income tax receivable/payable                                    3,052,810       (5,961,616)
     Capitation deposit                                                    --         15,409,771
     Deferred income taxes                                             (149,100)      (3,179,534)
     Accounts payable and accrued expenses                              587,542      (20,705,184)
     Claims payable, including incurred but not reported claims      24,879,507       23,275,086
     Accrued liability for professional liability claims                   --         (1,733,210)
     Other liabilities                                                 (148,461)        (342,533)
     Accrued payroll and related liabilities                          2,725,107       15,862,901
     Prepaid expenses and other                                         823,653       (7,521,473)
                                                                  -------------    -------------
           Total adjustments                                          2,612,244      (26,131,871)
                                                                  -------------    -------------
     Net cash used by operating activities                             (996,933)     (40,041,484)
Cash flows from investing activities:
  Purchase of property and equipment                                 (5,846,239)      (3,053,951)
  Payments for intangible assets                                     (1,709,493)      (4,237,539)
  Net payments (to) from affiliate                                     (676,968)         932,822
  Net sale of marketable securities                                   6,512,258       15,380,253
  Investment in GLHP                                                 (3,000,000)            --
  Acquisitions, net of cash acquired                                 (7,911,954)        (817,667)
  Payments escrowed for acquisition                                      85,000          (11,465)
  Other                                                                (108,900)            --
                                                                  -------------    -------------
      Net cash provided (used) by investing activities              (12,656,296)       8,192,453
Cash flows from financing activities:
  Proceeds from merger, net                                              28,890             --
  Proceeds from issuance of preferred stock                             150,000             --
  Proceeds from issuance of long-term debt                           17,233,760        8,176,152
  Payments on long-term debt                                        (14,586,539)    (169,336,743)
  Net borrowings/(payments) under bank line of credit                  (788,325)     187,820,105
  Proceeds from exercise of stock options and warrants                6,736,373        1,530,409
                                                                  -------------    -------------
       Net cash provided by financing activities                      8,774,159       28,189,923
                                                                  -------------    -------------
  Net decrease in cash                                               (4,879,070)      (3,659,108)
  Cash and cash equivalents, beginning of period                     37,165,225       16,307,770
                                                                  -------------    -------------
  Cash and cash equivalents, end of period                        $  32,286,155    $  12,648,662
                                                                  =============    =============

Supplemental cash flow information
  Cash paid for interest                                          $     990,052    $   9,406,161
  Cash paid for income taxes                                          2,789,602        5,789,368
  Equipment acquired under capital leases                               495,900             --
  Common stock issued in connection with acquisitions                 9,361,657             --
  Effects of acquisitions:
        Fair value of assets acquired                                48,227,016        9,711,610
        Liabilities assumed                                          40,315,062        8,893,943
                                                                  -------------    -------------
        Net cash paid for acquisitions                            $   7,911,954    $     817,667
                                                                  =============    =============


                 See notes to consolidated financial statements.


[1] These financial statements include the balances of AHI Healthcare Systems, Inc. and HealthCap, Inc. for all periods presented. See Note 2.

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

     The consolidated financial statements for the three and six months ended June 30, 1996 and June 30, 1997 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in FPA's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996 and the supplemental consolidated financial statements filed on Form 8-K dated July 31, 1997.

     Consolidation Policy - The Company's financial statements include the activity of all of its wholly-owned subsidiaries and certain affiliated professional corporations ("Professional Corporations") over which the Company has direct or indirect unilateral and perpetual control. FPA believes that consolidation of the financial statements of the Professional Corporations is necessary to present fairly the financial position and results of operations of the Company. All intercompany transactions have been eliminated in consolidation. These financial statements include the balances of AHI Healthcare Systems, Inc. ("AHI") and HealthCap, Inc. ("HealthCap") for all periods presented (see Note 2).

     Net Income (Loss) per Share - Net income (loss) per share is computed based on the weighted average number of shares and share equivalents (options and warrants) outstanding, giving retroactive effect to all stock splits and pooling of interests transactions.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This statement specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. SFAS No. 128 is not in effect for the Company in the quarter ended June 30, 1997, but will be in effect for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company does not expect the adoption of SFAS No. 128 to have a material effect on its Net income (loss) per share.

2.   SUBSEQUENT EVENTS

     The following significant events have occurred subsequent to December 31, 1996:

     On March 17, 1997, FPA completed the merger (the "AHI Merger") of FPA Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of FPA, with and into AHI. Pursuant to the AHI Merger, AHI became a wholly-owned subsidiary of FPA and each outstanding share of AHI Common Stock was exchanged for .391 shares of FPA Common Stock. The shares of FPA Common Stock issued to the AHI stockholders were registered on a Registration Statement on Form S-4 filed under the Securities Act of 1933, as amended. The AHI Merger was treated as a tax free reorganization and accounted for as a pooling of interests.

     On June 30, 1997, FPA completed the merger (the "HealthCap Merger") of FPA Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of FPA, with and into HealthCap. Pursuant to the HealthCap Merger, HealthCap became a wholly-owned subsidiary of FPA and each outstanding share of HealthCap Common Stock was exchanged for .0829 shares of FPA Common Stock. The shares of FPA Common Stock issued to HealthCap stockholders were registered on a Registration Statement on Form S-3 filed under the Securities Act of 1933. The HealthCap Merger was treated as a tax free reorganization and accounted for as a pooling of interests.

     On July 1, 1997, FPA entered into an Agreement and Plan of Merger with Health Partners, Inc. ("Health Partners"), providing for the acquisition of Health Partners by FPA in a tax free reorganization anticipated to be accounted for as a pooling of interests. The completion of the proposed merger is subject to approval by the stockholders of Health Partners, receipt of all necessary regulatory approvals and other customary conditions.

     The Company entered into a Credit Agreement with Lehman Commercial Paper Inc. and the several lenders from time to time parties thereto (the "Lenders") dated as of June 30, 1997 (the "Credit Agreement") consisting of a $175 million three-year revolving line of credit and a $100 million four and one-quarter year term loan. The obligations of the Company under the Credit Agreement are secured by all the assets of the Company and all the capital stock of its subsidiaries. The Credit Agreement contains customary terms, events of default and covenants (including financial covenants) which, among other things, limit payment of cash dividends, the consummation of certain acquisitions and the incurrence of additional debt. Borrowings under this agreement bear interest at either Citibank, N.A.'s prime rate (the "Base Rate"), plus the applicable margin or LIBOR plus the applicable margin, as defined in the agreement. As of June 30, 1997, the Company had drawn $187.8 million under the Credit Agreement.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

     The Company derives substantially all of its operating revenue from (i) the payments made by health maintenance organizations and other prepaid health insurance plans (collectively, "Payors") to the Professional Corporations for managed care medical services, (ii) fee-for-service revenues for medical centers in the managed care business, and (iii) fee-for-service revenues from emergency department medical services.

MANAGED CARE BUSINESS

     The Company has two types of Payor contracts: contracts for both inpatient and outpatient services ("global capitation" contracts) and those limited to outpatient services or professional medical services ("outpatient capitation" contracts). Under global capitation contracts, the Company receives a fixed monthly amount per enrollee for which the Company is financially responsible to provide the enrollees with all necessary inpatient and outpatient care. Under outpatient capitation contracts, the Company receives a fixed monthly amount per enrollee for which the Company is financially responsible to provide the enrollees with all necessary outpatient care. Additionally, under these outpatient capitation contracts, the Company is a party to shared risk arrangements with Payors which generally reward the Company for the efficient utilization of hospital inpatient services. Under these shared risk arrangements, the Company shares any surplus or, in some cases, deficit, of amounts pre-established by the Payor in relation to inpatient expense. Revenue under global capitation contracts represented 28.2% and 21.7% for the three months ended June 30, 1996 and 1997, respectively, and 23.1% and 21.5% for the six months ended June 30, 1996 and 1997, respectively, of managed care business operating revenue. Revenue under outpatient capitation contracts represented 65.7% and 61.7% for the three months ended June 30, 1996 and 1997, respectively, and 71.1% and 62.3% for the six months ended June 30, 1996 and 1997, respectively, of managed care business operating revenue.

     The Company also generates fee-for-service revenue for the performance of medical services through the Professional Corporations and its subsidiaries. These revenues are presented net of contractual deductions and represented 6.1% and 16.6% for the three months ended June 30, 1996 and 1997, respectively, and 5.8% and 16.2% for the six months ended June 30, 1996 and 1997, respectively, of managed care business operating revenue.

     Through the Professional Corporations and its subsidiaries, the Company contracts with various healthcare providers to provide primary care and specialty medical services to covered enrollees. Primary care physicians are compensated on either a salary or capitation basis. Specialty care physician services are paid for on either a discounted fee-for-service or capitation basis. Managed care business medical services expense paid for on a capitation basis (for certain primary care and specialty care services) or fixed salary basis totaled 47.5% and 14.4% for the three months ended June 30, 1996 and 1997, respectively, and 46.4% and 24.3% for the six months ended June 30, 1996 and 1997, respectively, of managed care business operating revenue, with the remainder of medical services expense (for primary care, specialty care, ancillary services, inpatient and outpatient services, lab charges, etc.) paid for on a discounted fee-for-service or per diem basis.

EMERGENCY DEPARTMENT BUSINESS

     Through the emergency department business, the Company provides contract management and support services primarily to emergency departments. As of June 30, 1997 the Company provided physician practice management services on a contract basis to

108 emergency departments, one anesthesia department, three correctional healthcare facilities and two rural health urgent care clinics located in 22 states. The Company contracts with approximately 1,300 affiliated physicians who provide certain medical services to approximately 1.4 million patients annually.

     The Company's contractual arrangements with hospitals are primarily fee-for-service contracts whereby hospitals generally agree, in exchange for the Company's services, to authorize the Company and its contracted healthcare professionals to bill and collect the professional component of the charges for medical services rendered by the Company's contracted healthcare professionals. Fee-for-service contracts may, depending on the hospital's patient volume and payor mix, involve the payment of a subsidy to the Company by the hospital. During the three months ended June 30, 1996 and 1997 and the six months ended June 30, 1996 and 1997, 84.1% and 82.4%, and 83.6% and 82.8%, respectively, of the Company's emergency department business operating revenue was earned on a fee-for-service basis, and the Company emphasized fee-for-service contracts in its marketing activities.

     Medical services expense for the emergency department business consists primarily of payments made to independent contractor and employee physicians ("Physician Costs") and, to a lesser extent the costs of medical supplies and malpractice insurance and laboratory fees. During the three months ended June 30, 1996 and 1997 and the six months ended June 30, 1996 and 1997, Physician Costs accounted for 93.4% and 93.6%, and 93.2% and 97.2%, respectively, of emergency department business medical services expense.

OPERATIONAL DEVELOPMENT

     The future growth of FPA is largely dependent on a continued increase in the number of new enrollees in the FPA network. This growth may come from (i) affiliations with, or acquisitions of, individual or group physician practices serving enrollees of Payors in the FPA network or of new Payors, (ii) increased membership in plans of Payors with which the Professional Corporations have contracts and whose members are patients of physicians in the FPA network or
(iii) agreements with Payors, physicians and hospitals in other geographic markets. The process of identifying and consummating suitable acquisitions of, or affiliations with, physician groups can be lengthy and complex. The marketplace for such acquisitions and affiliations is subject to increasing competitive pressures. There can be no assurance that FPA will be successful in identifying, acquiring or affiliating with additional physician groups or hospitals or that the Company will be able to contract with new Payors. In addition, there can be no assurance that the Company's acquisitions will be successfully integrated on a timely basis or that the anticipated benefits of these acquisitions will be realized. Failure to effectively accomplish the integration of acquired companies could have a material adverse effect on FPA's results of operations and financial condition. FPA's ability to expand is also dependent upon its ability to comply with legal and regulatory requirements in the jurisdictions in which it operates or will operate and to obtain necessary regulatory approvals, certificates and licenses.

     In June 1997, the Company completed its merger with HealthCap, which serviced approximately 85,000 enrollees. In March 1997, the Company completed its merger with AHI, which serviced approximately 210,000 enrollees. Effective in December 1996, the Company and certain Professional Corporations acquired two medical groups, one each in California and Arizona, providing services to approximately 63,000 and 157,000 enrollees, respectively. In October 1996, the Company and Sterling Healthcare Group, Inc. (the "Sterling Merger") completed a merger. In July 1996, the Company acquired two independent practice associations, one in Arizona and Florida, providing services to approximately 14,000 and 4,000 enrollees, respectively. In June 1996, the Company acquired Physicians First, Inc., operating 40 medical clinics in Florida, through which 110 primary care physicians provided services to approximately 80,000 enrollees. In January 1996, the Company acquired three independent practice associations in the Los Angeles, Ventura and Sacramento regions of California, which now service approximately 76,000 enrollees and include 570 primary care physicians.

     Listed below is a summary of enrollees, Payor contracts, primary care physicians, specialty care physicians, and emergency department business contracts (including anesthesiology, urgent care and correctional facility contracts) by region at June 30, 1997.

                                                                NUMBER OF       NUMBER OF
                                NUMBER OF       NUMBER OF       SPECIALTY       EMERGENCY
                                  PAYOR       PRIMARY CARE        CARE          DEPARTMENT
                ENROLLEES       CONTRACTS      PHYSICIANS      PHYSICIANS       CONTRACTS
              --------------  --------------  --------------  --------------  -------------
California     317,897             53             1,692          5,492             --
Arizona        212,078              5               434          1,055             --
New Jersey      31,281              4               896            447             --
Delaware         9,248              1                73             75             --
South Carolina   7,813              3               203            120              2
North Carolina  14,033              1               169             43              9
Texas          133,999             22               894          2,345             12
Florida        136,217              4               264          3,249              9
Michigan        39,537              2               493          1,028              6
Louisiana        6,572              4               182            183             17
Mississippi         --             --               116             --             10
Tennessee           --             --                91             --              8
Alabama             --             --               129             --              6
Kentucky            --             --                42             --              3
Pennsylvania        --             --               353             --             --
Georgia         21,841              1               237            698              4
Nevada          18,641              1               110            151             --
Missouri        15,911              3                65            280             --
Others              --             --               326            243             23
              --------        -------         ---------       --------        -------
    Total       965,068           104             6,769         15,409            109
              ========        =======         =========       ========        =======

RESULTS OF OPERATIONS

     The following tables set forth for the three and six months ended June 30, 1996 and 1997 selected financial data (in thousands) and selected financial data expressed as a percentage of operating revenue.

                                            THREE MONTHS ENDED JUNE 30,
-------------------------------------------------------------------------------------------------------------
                                         1996                                          1997
                      -----------------------------------------     -----------------------------------------

                      MANAGED          EMERGENCY                    MANAGED         EMERGENCY
                        CARE          DEPARTMENT                      CARE          DEPARTMENT
                      BUSINESS         BUSINESS          TOTAL      BUSINESS         BUSINESS          TOTAL
                      --------       ----------        --------     --------        ----------       --------
Operating
  revenue             $ 94,142       $   33,048        $127,190     $208,287        $   36,270       $244,557
Medical services
  expense               75,140           22,474          97,614      147,752            26,974        174,726
General and
  administrative
  expense               23,617            8,059          31,676       48,030             6,545         54,575
Merger,
  restructuring
  and other
  unusual charges         --               --              --          1,171              --            1,171
                      --------       ----------        --------     --------        ----------       --------
Income (loss)
  from operations       (4,615)           2,515          (2,100)      11,334             2,751         14,085
Other expense, net        (303)            (226)           (529)        (843)              (25)          (868)
                      --------       ----------        --------     --------        ----------       --------
Income (loss)
  before income
  taxes                 (4,918)           2,289          (2,629)      10,491             2,726         13,217
Income tax
  benefit (expense)     (1,123)            (892)         (2,015)      (4,758)             --           (4,758)
                      --------       ----------        --------     --------        ----------       --------
Net income (loss)     $ (6,041)      $    1,397        $ (4,644)    $  5,733        $    2,726       $  8,459
                      ========       ==========        ========     ========        ==========       ========

                                            THREE MONTHS ENDED JUNE 30,
-------------------------------------------------------------------------------------------------------------
                                         1996                                          1997
                      ----------------------------------------      -----------------------------------------

                      MANAGED          EMERGENCY                    MANAGED         EMERGENCY
                        CARE          DEPARTMENT                      CARE          DEPARTMENT
                      BUSINESS         BUSINESS          TOTAL      BUSINESS         BUSINESS           TOTAL
                      --------       -----------         -----      --------        ----------          -----
Operating
  revenue              100.0%           100.0%           100.0%       100.0%           100.0%           100.0%
Medical services
  expense               79.8%            68.0%            76.7%        70.9%            74.4%            71.4%
General and
  administrative
  expense               25.1%            24.4%            24.9%        23.1%            18.0%            22.3%
Merger,
  restructuring
  and other
  unusual charges         --              --               --           0.6%             --               0.5%
                       -----            -----            -----        -----            -----            -----
Income (loss)
  from operations       (4.9%)            7.6%            (1.6%)        5.4%             7.6%             5.8%
Other expense, net      (0.3%)           (0.7%)           (0.4%)       (0.4%)           (0.1%)           (0.4%)
                       -----            -----            -----        -----            -----            -----
Income (loss)
  before income
  taxes                 (5.2%)            6.9%            (2.0%)        5.0%             7.5%             5.4%
Income tax
  benefit (expense)     (1.2%)           (2.7%)           (1.6%)       (2.3%)            --              (1.9%)
                       -----            -----            -----        -----            -----            -----
Net income (loss)       (6.4%)            4.2%            (3.6%)        2.7%             7.5%             3.5%
                       =====            =====            =====        =====            =====            =====

                                                      SIX MONTHS ENDED JUNE 30,
-------------------------------------------------------------------------------------------------------------
                                         1996                                          1997
                      -----------------------------------------     -----------------------------------------

                      MANAGED          EMERGENCY                    MANAGED         EMERGENCY
                        CARE          DEPARTMENT                      CARE          DEPARTMENT
                      BUSINESS         BUSINESS          TOTAL      BUSINESS         BUSINESS          TOTAL
                      --------       ----------        --------     --------        ----------       --------
Operating
  revenue             $170,805       $   66,396        $237,201     $403,292        $   72,277       $475,569
Medical services
  expense              132,498           45,177         177,675      287,352            53,482        340,834
General and
  administrative
  expense               43,085           16,208          59,293       96,433            13,472        109,905
Merger,
  restructuring
  and other
  unusual charges         --               --              --         38,005              --           38,005
                      --------       ----------        --------     --------        ----------       --------
Income (loss)
  from operations       (4,778)           5,011             233      (18,498)            5,323        (13,175)
Other expense, net        (211)            (456)           (667)      (4,039)              (48)        (4,087)
                      --------       ----------        --------     --------        ----------       --------
Income (loss)
  before income
  taxes                 (4,989)           4,555            (434)     (22,537)            5,275        (17,262)
Income tax
  benefit (expense)     (1,397)          (1,778)         (3,175)       3,352              --            3,352
                      --------       ----------        --------     --------        ----------       --------
Net income (loss)     $ (6,386)      $    2,777        $ (3,609)    $(19,185)       $    5,275       $(13,910)
                      ========       ==========        ========     ========        ==========       ========

                                                     SIX MONTHS ENDED JUNE 30,
------------------------------------------------------------------------------------------------------------
                                      1996                                          1997
                   --------------------------------------------  -------------------------------------------

                      MANAGED       EMERGENCY                      MANAGED       EMERGENCY
                        CARE        DEPARTMENT                       CARE        DEPARTMENT
                      BUSINESS       BUSINESS        TOTAL         BUSINESS       BUSINESS         TOTAL
                    -------------  -------------  -------------  -------------- -------------- --------------

Operating
  revenue              100.0%          100.0%         100.0%         100.0%         100.0%         100.0%
Medical services
  expense               77.6%           68.0%          74.9%          71.3%          74.0%          71.7%
General and
  administrative
  expense               25.2%           24.4%          25.0%          23.9%          18.6%          23.1%
Merger,
  restructuring
  and other
  unusual charges        --              --             --             9.4%           --             8.0%
                       -----            ----           ----           ----          -----          -----
Income (loss)
  from operations       (2.8%)           7.6%           0.1%          (4.6%)          7.4%          (2.8%)
Other expense, net      (0.1%)          (0.7%)         (0.3%)         (1.0%)         (0.1%)         (0.8%)
                       -----            ----           ----           ----           ----           ----
Income (loss)
  before  income
  taxes                 (2.9%)           6.9%          (0.2%)         (5.6%)          7.3%          (3.6%)
Income tax
  benefit (expense)     (0.8%)          (2.7%)         (1.3%)          0.8%           --             0.7%
                       -----            ----           ----           ----           ---            ----
Net income (loss)       (3.7%)           4.2%          (1.5%)         (4.8%)          7.3%          (2.9%)
                       =====            ====           ====           ====           ====           ======


MANAGED CARE BUSINESS

THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1997

     Operating Revenue -- The Company's managed care business operating revenue increased to $208.3 million for the three months ended June 30, 1997 from $94.1 million for the three months ended June 30, 1996. The revenue increase resulted primarily from the increase in average enrollment for the quarter to 965,000 for the three months ended June 30, 1997. Enrollment increases resulted primarily from the addition of (i) approximately 56,000 enrollees in California as a result of acquisitions, (ii) approximately 157,000 enrollees in Arizona as a result of a December 1996 acquisition, and approximately 30,000 enrollees as a result of internal growth (iii) enrollment of 36,000 and 51,000 enrollees, respectively, in the Mid-Atlantic region and Texas as a result of internal growth, (iv) approximately 84,000 enrollees in Florida as a result of acquisitions and 28,000 enrollees as a result of internal growth and (v) approximately 31,000 enrollees in other regions. For the three months ended June 30, 1997, the Company generated fee-for-service revenue, net of contractual deductions, of $34.5 million compared to fee-for-service revenue, net of contractual deductions, for the three months ended June 30, 1996 of $5.8 million. The growth in fee-for-service revenue is attributable primarily to acquisitions of medical groups by the Company.

     Medical Services Expense - Medical services expense for the three months ended June 30, 1997 was $147.8 million or 70.9% of managed care business operating revenue as compared to $75.1 million or 79.8% of such operating revenue for the three months ended June 30, 1996. The decrease in medical services expense as a percent of such operating revenue for the three months ended June 30, 1997 compared to the comparable period in 1996 resulted primarily from the lower medical loss ratio in the expanding Florida market and in medical groups in Sacramento and Tucson acquired since the first quarter of 1996.

     General and Administrative Expense -- General and administrative expense for the three months ended June 30, 1997 was $48.0 million or 23.1% of managed care business operating revenue as compared to $23.6 million or 25.1% of such operating revenue for the comparable period in 1996, as the Company continues to achieve economies of scale in its operations.

     Merger, Restructuring and Other Unusual Charges - During the second quarter of 1997, the managed care business of the Company incurred approximately $1.2 million in merger, restructuring and other unusual charges. Such charges consist primarily of legal fees, accounting fees, investment bankers' fees and other costs associated with the Company's mergers. As most of the Company's mergers are accounted for as pooling of interests transactions, generally accepted accounting principles require that transaction costs be expensed in the period in which the merger is consummated.

     Income (Loss) from Operations - For the three months ended June 30, 1997, the managed care business of the Company generated income from operations of $11.3 million including merger, restructuring and other unusual charges. Excluding such merger, restructuring and other unusual charges, for the three months ended June 30, 1997 income from operations was $12.5 million as compared to a loss from operations of $4.6 million for the three months ended June 30, 1996.

SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1997

     Operating Revenue -- The Company's managed care business operating revenue increased to $403.3 million for the six months ended June 30, 1997 from $170.8 million for the six months ended June 30, 1996. The revenue increase resulted primarily from the increase in average enrollment for the period to 956,000 for the six months ended June 30, 1997. The enrollment increases resulted from the addition of (i) approximately 56,000 enrollees in California primarily as a result of acquisitions, (ii) approximately 157,000 enrollees in Arizona as a result of a December 1996 acquisition, and approximately 30,000 enrollees as a result of internal growth (iii) enrollment of 36,000 and 51,000 enrollees, respectively, in the Mid-Atlantic region and Texas as a result of internal growth, (iv) approximately 84,000 enrollees in Florida as a result of acquisitions and 28,000 enrollees as a result of internal growth and (v) approximately 31,000 enrollees in other regions. For the six months ended June 30, 1997, the Company generated fee-for-service revenue, net of contractual deductions, of $65.4 million compared to fee-for-service revenue, net of contractual deductions, for the six months ended June 30, 1996 of $9.9 million. The growth in fee-for-service revenue is primarily attributable to acquisitions of medical groups by the Company.

     Medical Services Expense - Medical services expense for the six months ended June 30, 1997 was $287.3 million or 71.3% of managed care business operating revenue as compared to $132.5 million or 77.6% of such operating revenue for the six months ended June 30, 1996. The decrease in medical services expense as a percent of such operating revenue for the period ended June 30, 1997 compared to the comparable period in 1996 resulted primarily from the lower medical loss ratio in the expanding Florida market and in medical groups in Sacramento and Tucson acquired since the first quarter of 1996.

     General and Administrative Expense -- General and administrative expense for the six months ended June 30, 1997 was $96.4 million or 23.9% of managed care business operating revenue as compared to $43.1 million or 25.2% of such operating revenue for the comparable period in 1996, as the Company continues to achieve economies of scale in its operations.

     Merger, Restructuring and Other Unusual Charges - During the first six months of 1997, the managed care business of the Company incurred approximately $38.0 million in merger, restructuring and other unusual charges. Approximately $36.8 million related to costs of legal fees, accounting fees, investment bankers' fees and other costs associated with the merger with AHI. As the AHI Merger was accounted for as a pooling of interests, generally accepted accounting principles require that transaction costs be expensed in the period in which the merger is consummated. Approximately $24.4 million arose from the costs of severance payments, facilities and equipment lease terminations and other costs associated with consolidating facilities and reducing staffing as a result of the AHI Merger. Approximately $5.6 million of the charges resulted from other related costs associated with the AHI Merger. Approximately $1.5 million related to miscellaneous unusual charges.

     Income (Loss) from Operations - For the six months ended June 30, 1997, the managed care business of the Company generated a loss from operations of $18.5 million including merger, restructuring and other unusual charges. Excluding such merger, restructuring and other unusual charges, for the six months ended June 30, 1997 income from operations was $19.5 million as compared to a loss from operations of $4.8 million for the six months ended June 30, 1996.

EMERGENCY DEPARTMENT BUSINESS

THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1997

     Operating Revenue -- Emergency department business operating revenue consists of gross patient revenue, net of contractual deductions, plus other revenue, which consists principally of hospital subsidy payments, flat-rate hospital contract revenue and non-patient generated revenues. Operating revenue increased to $36.3 million for the three months ended June 30, 1997 from $33.0 million for the three months ended June 30, 1996.

     Medical Services Expense -- Medical services expense increased to $27.0 million for the three months ended June 30, 1997 from $22.5 million for the three months ended June 30, 1996 due primarily to the increase in the number of healthcare professionals under contract, resulting from the increase in the number of the Company's emergency department contracts, as well as negotiated increases in fees paid to certain healthcare professionals. Medical services expense as a percentage of emergency department business operating revenue was 74.4% for the three months ended June 30, 1997 compared to 68.0% of such operating revenue for the three months ended June 30, 1996. The increase in medical costs as a percentage of such operating revenue results from the fact that in 1996, the operations of certain primary care centers were reported under the emergency department business, while in 1997, they are included in the managed care business, due to a change in the reporting structure of these medical groups. These medical groups experienced a lower medical loss ratio than the core emergency department business. The medical loss ratio as a percentage of operating revenue for the emergency department business has remained stable.

     General and Administrative Expense -- General and administrative expense was $6.5 million or 18.0% of emergency department business operating revenue for the three months ended June 30, 1997 as compared to $8.0 million or 24.4% of such operating revenue for the corresponding period of the prior year. The decrease in general and administrative expense as a percentage of such operating revenue is primarily attributable to internal growth without added administrative infrastructure and reductions in expense as a result of the Sterling Merger.

     Income from Operations - For the three months ended June 30, 1997, the emergency department business of the Company generated income from operations of $2.7 million as compared to $2.5 million for the three months ended June 30, 1996.

SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1997

     Operating Revenue -- Emergency department business operating revenue consists of gross patient revenue, net of contractual deductions, plus other revenue, which consists principally of hospital subsidy payments, flat-rate hospital contract revenue and non-patient generated revenues. Operating revenue increased to $72.3 million for the six months ended June 30, 1997 from $66.4 million for the six months ended June 30, 1996.

     Medical Services Expense -- Medical services expense increased to $53.5 million for the six months ended June 30, 1997 from $45.2 million for the six months ended June 30, 1996 due primarily to the increase in the number of healthcare professionals under contract, resulting from the increase in the number of the Company's emergency department contracts, as well as negotiated increases in fees paid to certain healthcare professionals. Medical services expense as a percentage of operating revenue was 74.0% for the six months ended June 30, 1997 compared to 68.0% of such operating revenue for the six months ended June 30, 1996.

     General and Administrative Expense -- General and administrative expense was $13.5 million or 18.6% of emergency department business operating revenue for the six months ended June 30, 1997 as compared to $16.2 million or 24.4% of operating revenue for the corresponding period of the prior year. The decrease in general and administrative expense as a percentage of emergency department business operating revenue is primarily attributable to internal growth without added administrative infrastructure and reductions in expense as a result of the Sterling Merger.

     Income from Operations - For the six months ended June 30, 1997, the emergency department business of the Company generated income from operations of $5.3 million as compared to $5.0 million for the six months ended June 30, 1996.

QUARTERLY RESULTS

     The following table presents financial information for the eight quarters ended June 30, 1997. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments (unless otherwise noted), have been included in the amounts presented below to present fairly the quarterly results when read in conjunction with the audited consolidated financial statements of the Company and notes thereto. The Company's quarterly results have in the past been subject to fluctuation and as a result, the operating results for any quarter are not necessarily indicative of results for any future period. All amounts in the following table are in thousands and retroactively include all AHI and HealthCap activity.

                      SEPTEMBER 30, DECEMBER 31,   MARCH 31,      JUNE 30,   SEPTEMBER 30,  DECEMBER 31,   MARCH 31,      JUNE 30,
                          1995          1995          1996          1996          1996          1996          1997          1997
                      ------------- ------------   ---------     ---------   -------------  ------------   ---------     ---------
Operating revenue      $  76,945     $  89,996     $ 110,012     $ 127,189     $ 161,190     $ 187,940     $ 231,012     $ 244,557
Medical services
  expense                 55,161        64,216        80,062        97,613       126,378       150,499       166,108       174,725
General and
  administrative
  expense                 19,889        24,889        27,617        31,676        36,008        52,547        55,330        54,576
Merger,
  restructuring
  and other
  unusual charges           --           1,590          --            --           1,707        50,865        36,834         1,171
                       ---------     ---------     ---------     ---------     ---------     ---------     ---------     ---------
Income (loss)
  from operations          1,895          (699)        2,333        (2,100)       (2,903)      (65,971)      (27,260)       14,085
Other income
  (expense)                 (827)          111          (138)         (529)         (742)       (2,657)       (3,219)         (868)
                       ---------     ---------     ---------     ---------     ---------     ---------     ---------     ---------
Income (loss)
  before taxes             1,068          (588)        2,195        (2,629)       (3,645)      (68,628)      (30,479)       13,217
Income tax
  (expense) benefit         (975)         (554)       (1,160)       (2,015)       (1,951)        4,035         8,110        (4,758)
                       ---------     ---------     ---------     ---------     ---------     ---------     ---------     ---------
Net income (loss)      $      93     $  (1,142)    $   1,035     $  (4,644)    $  (5,596)    $ (64,593)    $ (22,369)    $   8,459
                       =========     =========     =========     =========     =========     =========     =========     =========


     Operating revenue and medical services expense during the first and third quarters have been and continue to be affected by movements of members in Payor plans from one plan to another during periods of open enrollment for Payors. Retroactive capitation rate increases generally take effect during the second quarter, while medical services expense increases tend to occur ratably throughout the year. Quarterly results may be affected by final settlements of shared risk distributions which generally occur in the second and third quarters of the year after which they are estimated. From time to time, final settlements may differ from such estimated amounts. As the Company adds new Payors into the FPA network, the timing of these adjustments may vary and, consequently, quarterly results may be affected in the future, especially due to the start-up of operations in new regions where there is no operating history. Similarly, if medical services expense varies from amounts previously accrued for claims incurred but not reported ("IBNR"), quarterly operating results may fluctuate. The Company's expansion strategy includes the acquisition of individual and group physician practices by the FPA network, and any such acquisition may materially affect quarterly operating results, causing quarterly fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital primarily to develop physician networks, acquire physician practices and establish an infrastructure in new regions. Capitation arrangements positively impact cash flow because FPA generally receives capitation revenue prior to paying costs associated with services provided under those agreements. However, shared risk arrangements negatively impact cash flow because settlements in connection with these arrangements are typically not collected until significantly after the end of the period in which they were accrued. Fee-for-service revenues also negatively impact cash flow because payment for services rendered is generally not collected until 90 to 120 days after the service is provided.

     At June 30, 1997, the Company had cash, cash equivalents and marketable securities of $37.2 million and a working capital surplus (current assets in excess of current liabilities) of $37.8 million compared to cash, cash equivalents and marketable securities of $71.7 million and working capital deficit of $40.4 million at December 31, 1996.

     During the six months ended June 30, 1997, non-operating sources of cash include advances on a new line of credit and term loan of approximately $187.8 million, proceeds of approximately $5.5 million from the exercise by the underwriters of the overallotment of convertible subordinated debentures, issuance of a note payable of approximately $2.6 million, and proceeds from the issuance of stock options and warrants of approximately $1.5 million. Non-operating uses of cash include the purchase of property and equipment for approximately $3.0 million and the payment of approximately $169.3 million in long-term debt.

     At June 30, 1997 approximately 62% of the Company's current liabilities consist of amounts accrued as payable to specialty care physicians, ancillary providers, hospital and other providers of medical services. These accrued liabilities include claims received by the Company which have not yet been paid as well as an estimate of costs for covered medical benefits incurred by enrollees but not yet reported by providers. These amounts are not due and payable until after the provider has presented a claim and are typically paid within 45 business days of receipt of such claims. The increase in claims payable, including incurred but not reported claims, from approximately $100.8 million at December 31, 1996 to $124.0 million at June 30, 1997 resulted primarily from increased membership and a shift in Payor mix of enrollees in which enrollees incurred varying levels of IBNR claims.

     On June 30, 1997, the Company entered into a commercial paper credit agreement for a $175 million three-year revolving line of credit ("Line of Credit") and a $100 million four and one-quarter year term loan ("Term Loan"). A maximum of $155 million and $30 million of the proceeds of the Line of Credit can be used to refinance debt and to secure the Company's capitation deposits, respectively. The remaining proceeds of the Line of Credit can be used for working capital. The proceeds of the Term Loan may be used to refinance debt. The borrowings bear interest based on the prime rate plus 50-75 basis points or the Interbank Eurodollar rate plus 150-175 basis points, as defined in the agreement. In connection with the credit agreement, the Company agreed to maintain certain debt and equity ratios and profitability thresholds. The facility is secured by the assets of the Company.

     During 1996, the Company entered into a $55.0 million credit, security, guarantee and pledge agreement (the "Credit Agreement") with four financial institutions. Permitted Borrowings, as defined in the Credit Agreement, generally include acquisitions and capital expenditures. Borrowings under this agreement bear interest at either LIBOR plus 2-1/2%, 2-3/4% or 3%, or prime rate plus 1%, 1-1/4% or 1-1/2%, as defined in the agreement. At December 31, 1996, the Company had borrowed the maximum of $55.0 million under the Credit Agreement. At June 30, 1997, this credit facility was paid in full.

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

     The Company believes that its cash on hand and anticipated cash flows from its operations will be sufficient to meet the Company's operating capital needs through 1997. The Company may obtain additional financing to support planned expansion through an expansion of its credit facilities or through other potential financing alternatives including private and public offerings of debt and equity-related securities. There can be no assurance that the Company will be able to obtain such increased credit facility or that it will be able to issue debt or equity-related securities on terms satisfactory to it. To the extent that additional financing is not available, the Company may delay certain potential acquisitions or certain geographic expansion or may seek alternate sources of financing.

     The strategy to expand the FPA network involves the acquisition of individual and group physician practice assets and related businesses. Such acquisitions may be consummated using cash, stock, notes or any combination thereof. Management does not believe that inflation will have a material effect on the operations of the Company.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Quarterly Report are forward-looking. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include the difficulty in controlling healthcare costs, integrating new operations from acquired companies and the possible negative effects of prospective healthcare reform. For other important factors that may cause actual results to differ materially from expectations and underlying assumptions, see reports by FPA Medical Management, Inc. filed with the Securities and Exchange Commission.

ITEM 4.  Submission of matters to a Vote of Security Holders

At the meeting of stockholders on July 24, 1997, the following matters were submitted to a vote of the Registrant's stockholders:

1. Election of Director: The following director was elected until the annual meeting of stockholders in 2000 and until his respective successor is duly elected and qualified.

NAME OF DIRECTOR                VOTES FOR               WITHHELD
----------------                ---------               --------
Dr. Sol Lizerbram               23,396,756              513,494

Mr. Sheldon Derezin, Dr. Stephen J. Dresnick, Dr. Kevin Ellis, Dr. Seth Flam, Dr. Howard Hassman and Dr. Herbert Wertheim continue as directors of the Registrant.

2. Amendment of the Registrant's 1995 Non-Employee Directors' Non-Qualified Stock Option Plan (the "Directors Plan") (i) to increase (from 5,000 to 15,000) the number of shares of the Registrants' Common Stock ("Common Stock") that may be purchased pursuant to the automatic grant of an option to each non-employee director following each annual meeting of stockholders of the Registrant; (ii) to increase (from 2,500 to 7,500) the number of shares of Common Stock that may be purchased pursuant to an option automatically granted to any non-employee director who is elected after the date of an annual meeting of stockholders of the Registrant to fill a vacancy on the Board of Directors; (iii) to grant to each non-employee director annually the option to purchase an additional 2,500 (3,500 if a committee chairperson) shares of Common Stock for each committee of the Board of Directors on which such non-employee director serves; and (iv) to require approval by the Registrant's stockholders of any amendments or modifications thereto only as required by applicable laws and regulations.

VOTES FOR               VOTES AGAINST           ABSTENTIONS
--------                -------------           -----------
20,367,832              6,208,283               26,681

3. Amendment of the Registrant's Omnibus Stock Option Plan (the "Omnibus Plan") (i) to increase from 6,500,000 to 8,500,000 the number of shares of the Common Stock for which options may be granted under the Omnibus Plan; and (ii) to require approval by the Registrant's stockholders of any amendments or modifications thereto only as required by applicable laws and regulations.

VOTES FOR               VOTES AGAINST           ABSTENTIONS
--------                -------------           -----------
12,882,254              8,403,744               39,702

4. Ratification of the selection of Deloitte & Touche, LLP as the Registrant's independent auditors for the year ending December 31, 1997.

VOTES FOR               VOTES AGAINST           ABSTENTIONS
--------                -------------           -----------
26,869,919              27,678                  12,653

ITEM 6.  Exhibits And Reports On Form 8-K

   (b) Reports on Form 8-K: The Company filed the following Reports on Form 8-K since March 31, 1997:

                    DATE OF REPORT          ITEMS REPORTED
                    --------------          --------------
                    March 17, 1997               5
                    March 17, 1997               7
                    July 31, 1997                7

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

                          FPA MEDICAL MANAGEMENT, INC.
                                  (Registrant)

              SIGNATURE                             TITLE                        DATE
              ---------                             -----                        ----


/s/          SETH FLAM                     Chief Executive Officer               August 14, 1997
------------------------------------       (Principal Executive officer)
             Seth Flam


/s/       STEVEN M. LASH                   Chief Financial Officer               August 14, 1997
------------------------------------       (Principal Financial officer)
          Steven M. Lash
