Form 10-Q
period 1997-09-30
FPA MEDICAL MANAGEMENT INC
filed 1997-11-14
CIK 920173

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                                 [X] YES [ ] NO

     AS OF NOVEMBER 12, 1997 THERE WERE OUTSTANDING 39,743,845 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.002 PER SHARE.

================================================================================

                  FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                   PAGE
                                                                                   ----
PART I   --   FINANCIAL INFORMATION
Item 1.       Financial Statements
              Condensed Consolidated Balance Sheets..................................3
              Condensed Consolidated Statements of Operations
                 (Unaudited).........................................................4
              Condensed Consolidated Statements of Cash Flows
                 (Unaudited).........................................................5
              Notes to Condensed Consolidated Financial Statements...................6
Item 2.  --   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations..........................................................8
PART II  --   OTHER INFORMATION
Item 4.       Submission  of matters to a Vote of Security
                 Holders............................................................18
Item 6.       Exhibits and Reports on Form 8-K......................................18
Signatures..........................................................................19

ITEM 1. Financial Statements

                  FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS [1]

                                                                                DECEMBER 31,       SEPTEMBER 30,
                                                                                    1996               1997
                                                                                -------------      -------------
                                                                                                    (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents                                                     $  16,305,477      $  28,256,221
  Marketable securities                                                            40,000,000          1,195,990
  Accounts receivable - net of allowance for uncollectible accounts               107,178,672        177,289,334
  Accounts receivable - other                                                      25,129,292         21,179,785
  Notes receivable from affiliate                                                   1,327,822            137,727
  Prepaid expenses and other assets                                                 7,038,463          6,267,675
  Capitation deposits                                                              15,409,771               --
  Deferred income tax asset                                                         3,478,751          4,658,691
                                                                                -------------      -------------
          Total current assets                                                    215,868,248        238,985,423
Property and equipment - net of accumulated depreciation                           48,030,099         44,464,414
Restricted cash and deposits                                                          488,535            500,000
Goodwill and intangible assets - net of accumulated amortization                  302,262,391        349,272,764
Investment in HealthCor (formerly GLHP)                                             4,994,900          4,994,900
Deferred income tax asset                                                           3,189,665          3,645,742
Other assets                                                                       10,104,006          8,572,005
                                                                                -------------      -------------
          Total                                                                 $ 584,937,844      $ 650,435,248
                                                                                =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                         $  63,781,039      $  64,266,673
  Claims payable, including incurred but not reported claims                      104,269,268        110,845,576
  Accrued payroll and related liabilities                                           4,534,272         11,007,512
  Income tax payable                                                                2,294,159               --
  Other current liabilities                                                        13,218,704               --
  Current portion of accrued liability for professional liability claims            1,297,790          1,534,000
  Long-term debt, current portion                                                  71,158,525          9,936,970
                                                                                -------------      -------------
          Total current liabilities                                               260,553,757        197,590,731
Long-term debt, net of current portion                                            186,131,219        275,936,175
Accrued liability for professional liability claims, net of current portion         4,217,000          4,270,545
Other long-term liabilities                                                         4,801,862         30,143,727
                                                                                -------------      -------------
          Total liabilities                                                       455,703,838        507,941,178
Stockholders' equity:
  Preferred stock, $.001 par value per share, 2,000,000 shares authorized, no shares outstanding
  Common stock, $.002 par value, 98,000,000 shares authorized,
    33,139,009 and 34,436,654 shares issued and outstanding at
    December 31, 1996 and September 30, 1997, respectively                             66,278             68,873
  Additional paid-in capital                                                      207,122,827        223,243,814
  Stock payable                                                                       534,600            534,600
  Due from stockholder                                                               (427,000)          (427,000)
  Accumulated deficit                                                             (78,062,699)       (80,926,217)
                                                                                -------------      -------------
          Total stockholders' equity                                              129,234,006        142,494,070
                                                                                -------------      -------------
          Total                                                                 $ 584,937,844      $ 650,435,248
                                                                                =============      =============

                 See notes to condensed consolidated statements.

[1] These financial statements include the balances of AHI Healthcare Systems, Inc., HealthCap, Inc. and Axminster Medical Group, Inc. for all periods presented. See Note 2.

                  FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) [1]

                                                   NINE MONTHS ENDED                     THREE MONTHS ENDED
                                            --------------------------------      --------------------------------
                                            SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                1996               1997               1996               1997
                                            -------------      -------------      -------------      -------------
Managed care revenue                        $ 287,119,411      $ 512,455,454      $ 119,381,728      $ 167,968,049
Fee-for-service revenue, net of
  contractual deductions                      123,395,818        211,392,556         46,145,736         72,654,385
                                            -------------      -------------      -------------      -------------
Operating revenue                             410,515,229        723,848,010        165,527,464        240,622,434

Medical services expense                      310,310,185        514,488,779        129,007,076        169,483,677
                                            -------------      -------------      -------------      -------------
                                              100,205,044        209,359,231         36,520,388         71,138,757

General and administrative expense             91,171,352        145,020,310         34,236,322         45,065,505
Depreciation and amortization                   8,428,722         17,361,672          3,291,171          4,313,806
Merger, restructuring and other
  unusual charges                               1,707,196         38,004,841          1,707,196               --
                                            -------------      -------------      -------------      -------------

Income (loss) from operations                  (1,102,226)         8,972,408         (2,714,301)        21,759,446

Other income (expense):
  Interest and other income                     1,508,082          5,421,501            500,424            642,576
  Interest expense                             (2,917,465)       (14,668,150)        (1,242,397)        (5,802,221)
                                            -------------      -------------      -------------      -------------
           Total other income (expense)        (1,409,383)        (9,246,649)          (741,973)        (5,159,645)
Income (loss) before income taxes              (2,511,609)          (274,241)        (3,456,274)        16,599,801
Income tax expense                             (5,126,049)        (2,589,277)        (1,951,001)        (5,941,059)
                                            -------------      -------------      -------------      -------------
Net income (loss)                           $  (7,637,658)     $  (2,863,518)     $  (5,407,275)     $  10,658,742
                                            =============      =============      =============      =============

Net income (loss) per share                 $       (0.26)     $       (0.08)     $       (0.18)     $        0.29
                                            =============      =============      =============      =============
Weighted average shares outstanding            28,933,417         35,676,985         30,092,098         36,552,756
                                            =============      =============      =============      =============

                 See notes to condensed consolidated statements.

[1] These financial statements include the balances of AHI Healthcare Systems, Inc., HealthCap, Inc. and Axminster Medical Group, Inc. for all periods presented. See Note 2.

                  FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) [1]

                                                                           NINE MONTHS ENDED
                                                                    --------------------------------
                                                                    SEPTEMBER 30,      SEPTEMBER 30,
                                                                        1996               1997
                                                                    -------------      -------------
Cash flows from operating activities:
  Net loss                                                          $  (7,637,658)     $  (2,863,518)
  Adjustments to reconcile net loss to net cash used
     by operating activities:
  Depreciation and amortization                                         8,428,722         17,361,672
  Imputed interest on notes payable                                        98,023               --
  Changes in assets and liabilities:
     Accounts receivable                                              (45,333,978)       (64,321,124)
     Income tax receivable/payable                                      3,525,022         (2,294,159)
     Capitation deposit                                                      --           15,409,771
     Deferred income taxes                                                247,085         (1,636,017)
     Accounts payable and accrued expenses                                757,109        (14,347,051)
     Claims payable, including incurred but not reported claims        40,390,479            576,308
     Accrued liability for professional liability claims                1,627,000            289,755
     Other liabilities                                                   (334,823)         9,992,457
     Accrued payroll and related liabilities                            1,725,587          6,473,240
     Prepaid expenses and other                                        (5,195,656)         2,304,589
                                                                    -------------      -------------
           Total adjustments                                            5,934,570        (30,190,559)
                                                                    -------------      -------------
     Net cash used by operating activities                             (1,703,088)       (33,054,077)
Cash flows from investing activities:
  Purchase of property and equipment                                   (7,843,513)       (12,324,902)
  Net payments (to) from affiliate                                     (1,162,768)         1,190,095
  Net sale of marketable securities                                     6,673,325         38,804,010
  Investment in HealthCor (formerly GLHP)                              (3,000,000)              --
  Cash paid for acquisitions, net of cash acquired                    (15,599,884)       (16,633,279)
  Payments escrowed for acquisition                                    (4,519,728)            13,247
  Other                                                                  (565,000)              --
                                                                    -------------      -------------
      Net cash provided (used) by investing activities                (26,017,568)        11,049,171
Cash flows from financing activities:
  Proceeds from merger, net                                                37,835               --
  Proceeds from issuance of preferred stock                               150,000               --
  Proceeds from issuance of long-term debt                             48,180,427         18,235,908
  Payments on long-term debt                                          (43,450,105)      (177,587,612)
  Net borrowings/(payments) under bank line of credit                    (788,325)       187,820,105
  Increase in bank overdrafts                                           1,257,441               --
  Proceeds from exercise of stock options and warrants                  8,057,854          5,487,249
                                                                    -------------      -------------
       Net cash provided by financing activities                       13,445,127         33,955,650
                                                                    -------------      -------------
  Net increase (decrease) in cash                                     (14,275,529)        11,950,744
  Cash and cash equivalents, beginning of period                       37,099,035         16,305,477
                                                                    -------------      -------------
  Cash and cash equivalents, end of period                          $  22,823,506      $  28,256,221
                                                                    =============      =============

                 See notes to condensed consolidated statements.

[1] These financial statements include the balances of AHI Healthcare Systems, Inc., HealthCap, Inc. and Axminster Medical Group, Inc. for all periods presented. See Note 2.

                  FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of the financial position of FPA Medical Management, Inc. ("FPA") and subsidiaries and certain affiliated professional corporations (collectively, the "Company"), and the results of its operations and its cash flows for the interim periods presented. Although FPA believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the full year.

     The condensed consolidated financial statements for the three and nine months ended September 30, 1996 and September 30, 1997 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in FPA's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996 and the consolidated financial statements on Form 8-K/A dated July 31, 1997.

     Consolidation Policy - The Company's financial statements include the activity of all of its wholly-owned subsidiaries and certain affiliated professional corporations ("Professional Corporations") over which the Company has direct or indirect unilateral and perpetual control. FPA believes that consolidation of the financial statements of the Professional Corporations is necessary to present fairly the financial position and results of operations of the Company. All intercompany transactions have been eliminated in consolidation. These financial statements include the financial results of AHI Healthcare Systems, Inc. ("AHI"), HealthCap, Inc. ("HealthCap") and Axminster Medical Group, Inc. ("Axminster") for all periods presented (see Note 2).

     Net Income (Loss) per Share - Net income (loss) per share is computed based on the weighted average number of shares and share equivalents (options and warrants) outstanding, giving retroactive effect to all stock splits and pooling of interests transactions.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This statement specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. SFAS No. 128 is not in effect for the Company in the quarter ended September 30, 1997, but will be in effect for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company does not expect the adoption of SFAS No. 128 to have a material effect on its net income (loss) per share.

2.   SUBSEQUENT EVENTS

     The following significant events have occurred subsequent to December 31, 1996:

     On March 17, 1997, FPA acquired AHI in a stock-for-stock merger (the "AHI Merger") accounted for as a pooling of interests in which 5,797,968 shares of FPA common stock were issued in exchange for all of the outstanding shares of AHI.

     On June 30, 1997, FPA acquired HealthCap in a stock-for-stock merger accounted for as a pooling of interests in which 2,300,000 shares of FPA common stock were issued in exchange for all of the outstanding shares of HealthCap (including shares covered by HealthCap vested options and outstanding warrants at the effective date of the merger). In addition, FPA assumed certain outstanding HealthCap options.

     On September 2, 1997, FPA acquired Emergency Medical Care Incorporated ("EMC") for cash and shares of FPA common stock, subject to adjustment based on certain performance criteria. The acquisition was accounted for as a purchase.

     On September 30, 1997, FPA acquired Axminster in a stock-for-stock merger accounted for as a pooling of interests in which shares of FPA common stock were issued in exchange for all the outstanding shares of Axminster.

     On October 13, 1997, FPA acquired Health Partners, Inc. ("Health Partners") in a stock-for-stock merger accounted for as a pooling of interests in which 5,227,273 shares of FPA common stock were issued in exchange for all outstanding capital stock of Health Partners and all outstanding options to purchase Health Partners common stock.

     The Company entered into a Credit Agreement (the "Agreement") with BankBoston, N.A., as administrative agent and several lenders who from time to time are parties thereto (the "Lenders") dated as of June 30, 1997, as amended, consisting of a $175 million three-year revolving line of credit and a $100 million four and one-quarter year term loan. The obligations of the Company under the Agreement are secured by all the assets of the Company and all the capital stock and assets of its subsidiaries. The Agreement contains customary terms, events of default and covenants (including financial covenants) which, among other things, limit payment of cash dividends, the consummation of certain acquisitions and the incurrence of additional debt. Borrowings under the Agreement bear interest at either Citibank, N.A.'s prime rate (the "Base Rate"), plus the applicable margin or LIBOR plus the applicable margin, as defined in the Agreement. As of September 30, 1997, the Company had drawn $187.8 million under the Agreement and committed another $30 million for a standby letter of credit.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

     The Company derives substantially all of its operating revenue from (i) the payments made by health maintenance organizations and other prepaid health insurance plans (collectively, "Payors") to the Professional Corporations and certain of the Company's subsidiaries for managed care medical services, (ii) fee-for-service revenues for the Company's medical centers in the managed care business, and (iii) fee-for-service revenues from emergency department medical services.

MANAGED CARE BUSINESS

     The Company has two types of Payor contracts: contracts for both inpatient and outpatient services ("global capitation" contracts) and those limited to outpatient services or professional medical services ("outpatient capitation" contracts). Under global capitation contracts, the Company receives a fixed monthly amount per enrollee for which the Company is financially responsible to provide the enrollees with all necessary inpatient and outpatient care. Under outpatient capitation contracts, the Company receives a fixed monthly amount per enrollee for which the Company is financially responsible to provide the enrollees with all necessary outpatient care. Additionally, under these outpatient capitation contracts, the Company is a party to shared risk arrangements with Payors which generally reward the Company for the efficient utilization of hospital inpatient services. Under these shared risk arrangements, the Company shares any surplus or, in some cases, deficit, of amounts pre-established by the Payor in relation to inpatient expense. Revenue under global capitation contracts represented 30.7% and 24.8% for the three months ended September 30, 1996 and 1997, respectively, and 21.8% and 22.4% for the nine months ended September 30, 1996 and 1997, respectively, of managed care business (division) operating revenue. Revenue under outpatient capitation contracts represented 60.3% and 58.8% for the three months ended September 30, 1996 and 1997, respectively, and 70.9% and 61.4% for the nine months ended September 30, 1996 and 1997, respectively, of managed care business operating revenue.

     The Company also generates fee-for-service revenue for the performance of medical services through the Professional Corporations and certain of the Company's subsidiaries. These revenues are presented net of contractual deductions and represented 9.0% and 16.4% for the three months ended September 30, 1996 and 1997, respectively, and 7.3% and 16.2% for the nine months ended September 30, 1996 and 1997, respectively, of managed care business operating revenue. The increase in fee-for-service revenue is primarily a result of the Company's recent acquisitions, as these companies have historically had greater fee-for-service revenue than the Company. This trend is not expected to continue as (i) the Company renegotiates contracts with existing payors to move from fee-for-service to capitation and (ii) the Company enters into new Payor contracts on a capitated basis.

     Through the Professional Corporations and its subsidiaries, the Company contracts with various healthcare providers to provide primary care and specialty medical services to covered enrollees. Primary care physicians are compensated on either a salary or capitation basis. Specialty care physician services are paid on either a discounted fee-for-service or capitation basis.

EMERGENCY DEPARTMENT BUSINESS

     Through the emergency department business, the Company provides contract management and support services primarily to emergency departments. As of September 30, 1997 the Company provided physician practice management services on a contract basis to 132 emergency departments, one radiology department, three correctional healthcare facilities and three rural health urgent care clinics located in 24 states. The Company contracts with approximately 1,600 affiliated physicians who provide certain medical services to approximately 1.6 million patients annually pursuant to these contracts.

     The Company's contractual arrangements with hospitals are primarily fee-for-service contracts whereby hospitals generally agree, in exchange for the Company's services, to authorize the Company and its contracted healthcare professionals to bill and collect the professional component of the charges for medical services rendered by the Company's contracted healthcare professionals. Fee-for-service contracts may, depending on the hospital's patient volume and payor mix, involve the payment of a subsidy to the Company by the hospital. During the three months ended September 30, 1996 and 1997 and the nine months ended September 30, 1996 and 1997, 83.3% and 80.0%, and 83.5% and 81.8%,
respectively, of the Company's emergency department business operating revenue was earned on a fee-for-service basis, and the Company emphasized fee-for-service contracts in its marketing activities.

     Medical services expense for the emergency department business consists primarily of payments made to independent contractor and employee physicians ("Physician Costs") and, to a lesser extent the costs of medical supplies, malpractice insurance and laboratory fees. During the three months ended September 30, 1996 and 1997 and the nine months ended September 30, 1996 and 1997, Physician Costs accounted for 92.1% and 95.1%, and 92.8% and 94.4%, respectively, of emergency department business medical services expense.

OPERATIONAL DEVELOPMENT

     The future growth of FPA is largely dependent on a continued increase in the number of new enrollees in the FPA network. This growth may come from (i) affiliations with, or acquisitions of, individual or group physician practices serving enrollees of Payors in the FPA network or of new Payors, (ii) increased membership in plans of Payors with which the Professional Corporations have contracts and whose members are patients of physicians in the FPA network or
(iii) agreements with Payors, physicians and hospitals in other geographic markets. The process of identifying and consummating suitable acquisitions of, or affiliations with, physician groups can be lengthy and complex. The environment for such acquisitions and affiliations is subject to increasing competitive pressures. There can be no assurance that FPA will be successful in identifying, acquiring or affiliating with additional physician groups or hospitals or that the Company will be able to contract with new Payors. In addition, there can be no assurance that the Company's acquisitions will be successfully integrated on a timely basis or that the anticipated benefits of these acquisitions will be realized. Failure to effectively accomplish the integration of acquired companies may have a material adverse effect on FPA's results of operations and financial condition. FPA's ability to expand is also dependent upon its ability to comply with legal and regulatory requirements in the jurisdictions in which it operates or will operate and to obtain necessary regulatory approvals, certificates and licenses.

     In September 1997, the Company acquired Axminster, which serviced approximately 17,000 enrollees, and EMC, which is a physician practice management company ("PPM") engaged in the business of providing contract management and support services primarily to hospital-based emergency departments. In June 1997, the Company completed its merger with HealthCap, which serviced approximately 85,000 enrollees. In March 1997, the Company completed its merger with AHI, which serviced approximately 210,000 enrollees. Effective in December 1996, the Company and certain Professional Corporations acquired two medical groups, one each in California and Arizona, providing services to approximately 63,000 and 157,000 enrollees, respectively. In October 1996, the Company acquired Sterling Healthcare Group, Inc. ("Sterling"), which was affiliated with approximately 1,000 affiliated physicians and provided PPM services on a contract basis to 101 hospital-based emergency departments. In July 1996, the Company acquired two independent practice associations, one each in Arizona and Florida, providing services to approximately 14,000 and 4,000 enrollees, respectively. In June 1996, the Company acquired Physicians First, Inc., operating 40 medical clinics in Florida, through which 110 primary care physicians provided services to approximately 80,000 enrollees. In January 1996, the Company acquired three independent practice associations in the Los Angeles, Ventura and Sacramento regions of California, which serviced approximately 76,000 enrollees and included 570 primary care physicians.

     Listed below is a summary of enrollees, primary care physicians, and emergency department business contracts (including seven radiology, urgent care and correctional facility contracts) by state at September 30, 1997.


                                                                          NUMBER OF
                                                      NUMBER OF           EMERGENCY
                                                    PRIMARY CARE         DEPARTMENT
                                  ENROLLEES          PHYSICIANS           CONTRACTS
                                  ---------         ------------         ----------
          Alabama                      --                134                  6
          Arizona                 187,021                431                  2
          California              314,936              1,570                 --
          Delaware                 11,657                 93                 --
          Florida                 126,302                287                 11
          Georgia                  32,103                117                  5
          Kentucky                     --                 56                  4
          Louisiana                   932                179                 17
          Michigan                 39,537                500                 11
          Mississippi                  --                115                  8
          Missouri                 14,979                153                 12
          Nevada                   43,228                188                 --
          New Jersey               33,832                917                 --
          New York                     --                 63                  2
          North Carolina           10,876                188                 11
          Pennsylvania                 --                356                  1
          South Carolina            5,981                182                  2
          Tennessee                    --                 95                  8
          Texas                   119,008                714                 12
          Others                       --                344                 27
                                  -------              -----                ---
              Total               940,392              6,682                139
                                  =======              =====                ===

RESULTS OF OPERATIONS

     The following tables set forth for the three and nine months ended September 30, 1996 and 1997 selected financial data (in thousands) and selected financial data expressed as a percentage of operating revenue.

                                                   THREE MONTHS ENDED SEPTEMBER 30,
                        -------------------------------------------------------------------------------------
                                         1996                                          1997
                        ----------------------------------------      ---------------------------------------
                         MANAGED       EMERGENCY                       MANAGED       EMERGENCY
                          CARE         DEPARTMENT                       CARE         DEPARTMENT
                        BUSINESS        BUSINESS         TOTAL        BUSINESS        BUSINESS        TOTAL
                        ---------      ----------      ---------      ---------      ----------     ---------
Operating
  revenue               $ 131,174      $   34,353      $ 165,527      $ 200,855      $   39,768     $ 240,623
Medical services
  expense                 104,499          24,508        129,007        139,253          30,230       169,483
General and
  administrative
  expense                  28,269           5,967         34,236         39,067           5,999        45,066
Depreciation and
  amortization              2,457             834          3,291          3,351             963         4,314
Merger,
  restructuring
  and other
  unusual charges            --             1,707          1,707           --              --            --
                        ---------      ----------      ---------      ---------      ----------     ---------
Income (loss)
  from operations          (4,051)          1,337         (2,714)        19,184           2,576        21,760
Other expense, net           (548)           (194)          (742)        (5,167)              7        (5,160)
                        ---------      ----------      ---------      ---------      ----------     ---------
Income (loss)
  before income
  taxes                    (4,599)          1,143         (3,456)        14,017           2,583        16,600
Income tax
  benefit (expense)        (1,496)           (455)        (1,951)        (5,941)           --          (5,941)
                        ---------      ----------      ---------      ---------      ----------     ---------
Net income (loss)       $  (6,095)     $      688      $  (5,407)     $   8,076      $    2,583     $  10,659
                        =========      ==========      =========      =========      ==========     =========


                                                     THREE MONTHS ENDED SEPTEMBER 30,
                        ------------------------------------------------------------------------------------------
                                           1996                                            1997
                        ------------------------------------------       -----------------------------------------
                         MANAGED        EMERGENCY                         MANAGED        EMERGENCY
                          CARE          DEPARTMENT                         CARE          DEPARTMENT
                        BUSINESS         BUSINESS          TOTAL         BUSINESS         BUSINESS         TOTAL
                        ---------       ----------       ---------       ---------       ----------      ---------
Operating
  revenue                   100.0%           100.0%          100.0%          100.0%           100.0%         100.0%
Medical services
  expense                    79.7%            71.3%           77.9%           69.3%            76.0%          70.4%
General and
  administrative
  expense                    21.6%            17.4%           20.7%           19.4%            15.1%          18.7%
Depreciation and
  amortization                1.9%             2.4%            2.0%            1.7%             2.4%           1.8%
Merger,
  restructuring
  and other
  unusual charges          --                  5.0%            1.0%         --               --             --
                        ---------       ----------       ---------       ---------       ----------      ---------
Income (loss)
  from operations            (3.2%)            3.9%           (1.6%)           9.6%             6.5%           9.1%
Other expense, net           (0.4%)           (0.6%)          (0.4%)          (2.6%)            0.0%          (2.1%)
                        ---------       ----------       ---------       ---------       ----------      ---------
Income (loss)
  before income
  taxes                      (3.6%)            3.3%           (2.0%)           7.0%             6.5%           7.0%
Income tax
  benefit (expense)          (1.1%)           (1.3%)          (1.2%)          (3.0%)         --               (2.5%)
                        ---------       ----------       ---------       ---------       ----------      ---------
Net income (loss)            (4.7%)            2.0%           (3.2%)           4.0%             6.5%           4.5%
                        =========       ==========       =========       =========       ==========      =========

                                                  NINE MONTHS ENDED SEPTEMBER 30,
                       -------------------------------------------------------------------------------------
                                        1996                                          1997
                       ----------------------------------------      ---------------------------------------
                        MANAGED       EMERGENCY                       MANAGED       EMERGENCY
                         CARE         DEPARTMENT                       CARE         DEPARTMENT
                       BUSINESS        BUSINESS         TOTAL        BUSINESS        BUSINESS        TOTAL
                       ---------      ----------      ---------      ---------      ----------     ---------
Operating
  revenue              $ 309,765      $  100,750      $ 410,515      $ 611,804      $  112,045     $ 723,849
Medical services
  expense                240,625          69,685        310,310        430,777          83,712       514,489
General and
  administrative
  expense                 70,505          20,666         91,171        127,276          17,745       145,021
Depreciation and
  amortization             6,086           2,343          8,429         14,673           2,689        17,362
Merger,
  restructuring
  and other
  unusual charges           --             1,707          1,707         38,005            --          38,005
                       ---------      ----------      ---------      ---------      ----------     ---------
Income (loss)
  from operations         (7,451)          6,349         (1,102)         1,073           7,899         8,972
Other expense, net          (759)           (650)        (1,409)        (9,206)            (41)       (9,247)
                       ---------      ----------      ---------      ---------      ----------     ---------
Income (loss)
  before income
  taxes                   (8,210)          5,699         (2,511)        (8,133)          7,858          (275)
Income tax
  benefit                 (2,892)         (2,234)        (5,126)        (2,589)           --          (2,589)
                       ---------      ----------      ---------      ---------      ----------     ---------
(expense)
Net income (loss)      $ (11,102)     $    3,465      $  (7,637)     $ (10,722)     $    7,858     $  (2,864)
                       =========      ==========      =========      =========      ==========     =========


                                                      NINE MONTHS ENDED SEPTEMBER 30,
                        ------------------------------------------------------------------------------------------
                                           1996                                            1997
                        ------------------------------------------       -----------------------------------------
                         MANAGED        EMERGENCY                         MANAGED        EMERGENCY
                          CARE          DEPARTMENT                         CARE          DEPARTMENT
                        BUSINESS         BUSINESS          TOTAL         BUSINESS         BUSINESS         TOTAL
                        ---------       ----------       ---------       ---------       ----------      ---------
Operating
  revenue                   100.0%           100.0%          100.0%          100.0%           100.0%         100.0%
Medical services
  expense                    77.7%            69.2%           75.6%           70.4%            74.7%          71.1%
General and
  administrative
  expense                    22.8%            20.5%           22.2%           20.8%            15.8%          20.0%
Depreciation and
  amortization                2.0%             2.3%            2.1%            2.4%             2.4%           2.4%
Merger,
  restructuring
  and other
  unusual charges            --                1.7%             .4%            6.2%          --                5.3%
                        ---------       ----------       ---------       ---------       ----------      ---------
Income (loss)
  from operations            (2.5%)            6.3%           (0.3%)           0.2%             7.1%           1.2%
Other expense, net           (0.2%)           (0.6%)          (0.3%)          (1.5%)           (0.1%)         (1.3%)
                        ---------       ----------       ---------       ---------       ----------      ---------
Income (loss)
  before  income
  taxes                      (2.7%)            5.7%           (0.6%)          (1.3%)            7.0%          (0.1%)
Income tax
  benefit (expense)          (0.9%)           (2.2%)          (1.2%)          (0.4%)         --               (0.4%)
                        ---------       ----------       ---------       ---------       ----------      ---------
Net income (loss)            (3.6%)            3.5%           (1.8%)          (1.7%)            7.0%          (0.5%)
                        =========       ==========       =========       =========       ==========      =========

MANAGED CARE BUSINESS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1997

     Operating Revenue - The Company's managed care business operating revenue increased to $200.9 million for the three months ended September 30, 1997 from $131.2 million for the three months ended September 30, 1996. The revenue increase resulted primarily from the increase in average enrollment for the quarter to 948,000 for the three months ended September 30, 1997. At September 30, 1997 compared to September 30, 1996, enrollment increases resulted primarily from the addition of (i) approximately 51,000 enrollees in California as a result of acquisitions (excluding pooling transactions), (ii) approximately 144,000 enrollees in Arizona as a result of acquisitions (excluding pooling transactions) and approximately 17,000 enrollees as a result of internal growth in Arizona, and (iii) approximately 43,000 enrollees in Florida as a result of internal growth. For the three months ended September 30, 1997, the Company generated fee-for-service revenue, net of contractual deductions, of $32.9 million compared to fee-for-service revenue, net of contractual deductions, for the three months ended September 30, 1996 of $11.8 million. The increase in fee-for-service revenue is primarily a result of the Company's recent acquisitions, as these companies have historically had greater fee-for-service revenue than the Company. This trend is not expected to continue as (i) the Company renegotiates contracts with existing payors to move from fee-for-service to capitation and (ii) the Company enters into new Payor contracts on a capitated basis.

     Medical Services Expense - Medical services expense for the three months ended September 30, 1997 was $139.3 million or 69.3% of managed care business operating revenue as compared to $104.5 million or 79.7% of such operating revenue for the three months ended September 30, 1996. The decrease in medical services expense as a percent of operating revenue resulted primarily from more effective utilization of physician services (both primary care and specialist), the increase in subcapitation of selected specialists and a continued decline in hospital utilization.

     General and Administrative Expense - General and administrative expense for the three months ended September 30, 1997 was $39.1 million or 19.4% of managed care business operating revenue as compared to $28.3 million or 21.6% of such operating revenue for the comparable period in 1996. The percentage decrease resulted from integration of acquired companies, achievement of synergies and an increase in efficiencies.

     Depreciation and Amortization Expense - Depreciation and amortization expense for the three months ended September 30, 1997 was $3.4 million or 1.7% of managed care business operating revenue as compared to $2.5 million or 1.9% of such operating revenue for the comparable period in 1996.

     Merger, Restructuring and Other Unusual Charges - During the third quarter of 1997, there were no merger, restructuring or other unusual charges incurred by the managed care business of the Company. Such charges were approximately $1.7 million for the three months ended September 30, 1996.

     Income (Loss) from Operations - For the three months ended September 30, 1997, the managed care business of the Company generated income from operations of $19.2 million as compared to a loss from operations of $4.1 million for the three months ended September 30, 1996. The increase in managed care business income from operations for the three months ended September 30, 1997, results primarily from the increase in average enrollment, growth through acquisitions and reduction in operating expenses through increased efficiencies.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1997

     Operating Revenue - The Company's managed care business operating revenue increased to $611.8 million for the nine months ended September 30, 1997 from $309.8 million for the nine months ended September 30, 1996. The revenue increase resulted primarily from the increase in average enrollment for the quarter to 943,000 for the three months ended September 30, 1997. At September 30, 1997 compared to September 30, 1996, enrollment increases resulted primarily from the addition of (i) approximately 51,000 enrollees in California as a result of acquisitions (excluding pooling transactions), (ii) approximately 144,000 enrollees in Arizona as a result of acquisitions (excluding pooling transactions) and approximately 17,000 enrollees as a result of internal growth in Arizona, and (iii) approximately 43,000 enrollees in Florida as a result of internal growth. For the nine months ended September 30, 1997, the Company generated fee-for-service revenue, net of contractual deductions, of $99.3 million compared to fee-for-service revenue, net of contractual deductions, for the nine months ended September 30, 1996 of $22.6 million. The increase in fee-for-service revenue is primarily a result of the Company's recent acquisitions, as these companies have historically had greater fee-for-service revenue than the Company. This trend is not expected to continue as (i) the Company renegotiates contracts with existing payors to move from fee-for-service to capitation and (ii) the Company enters into new Payor contracts on a capitated basis.

     Medical Services Expense - Medical services expense for the nine months ended September 30, 1997 was $430.8 million or 70.4% of managed care business operating revenue as compared to $240.6 million or 77.7% of such operating revenue for the nine months ended September 30, 1996. The decrease in medical services expense as a percent of operating revenue resulted primarily from more effective utilization of physician services (both primary care and specialist), increase in subcapitation of selected specialists and continued decline in hospital utilization.

     General and Administrative Expense - General and administrative expense for the nine months ended September 30, 1997 was $127.3 million or 20.8% of managed care business operating revenue as compared to $70.5 million or 22.8% of such operating revenue for the comparable period in 1996. The percentage decrease resulted from integration of acquired companies, achievement of synergies and an increase in efficiencies.

     Depreciation and Amortization Expense - Depreciation and amortization expense for the nine months ended September 30, 1997 was $14.7 million or 2.4% of managed care business operating revenue as compared to $6.1 million or 2.0% of such operating revenue for the comparable period in 1996.

     Merger, Restructuring and Other Unusual Charges - During the first nine months of 1997, the managed care business of the Company incurred approximately $38.0 million in merger, restructuring and other unusual charges. Approximately $36.8 million related to costs of legal fees, accounting fees, investment bankers' fees, severance payments, lease payments and other costs associated with the merger with AHI (the "AHI Merger") completed in March 1997. As the AHI Merger was accounted for as a pooling of interests, generally accepted accounting principles require that transaction costs be expensed in the period in which the merger is consummated. Approximately $24.4 million arose from the costs of severance payments, facilities and equipment lease terminations and other costs associated with consolidating facilities and reducing staffing as a result of the AHI Merger. Approximately $5.6 million of the charges resulted from other related costs associated with the AHI Merger. Approximately $1.5 million related to miscellaneous unusual charges. Such charges were approximately $1.7 million for the nine months ended September 30, 1996.

     Income (Loss) from Operations - For the nine months ended September 30, 1997, the managed care business of the Company generated income from operations of $1.1 million including merger, restructuring and other unusual charges. Excluding such merger, restructuring and other unusual charges, for the nine months ended September 30, 1997 income from operations was $39.1 million as compared to a loss from operations of $7.5 million for the nine months ended September 30, 1996. The increase in managed care business income from operations, excluding merger, restructuring and other unusual charges, for the nine months ended September 30, 1997, results primarily from the increase in average enrollment, growth through acquisitions and reduction in operating expenses through increased efficiencies.


EMERGENCY DEPARTMENT BUSINESS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1997

     Operating Revenue - Emergency department business operating revenue consists of gross patient revenue, net of contractual deductions, plus other revenue, which consists principally of hospital subsidy payments, flat-rate hospital contract revenue and non-patient generated revenues. Operating revenue increased to $39.8 million for the three months ended September 30, 1997 from $34.4 million for the three months ended September 30, 1996.

     Medical Services Expense - Medical services expense increased to $30.2 million for the three months ended September 30, 1997 from $24.5 million for the three months ended September 30, 1996 due primarily to the increase in the number of healthcare professionals under contract, resulting from the increase in the number of the Company's emergency department contracts, as well as negotiated increases in fees paid to certain healthcare professionals. Medical services expense as a percentage of emergency department business operating revenue was 76.0% for the three months ended September 30, 1997 compared to 71.3% of such operating revenue for the three months ended September 30, 1996. The increase in medical costs as a percentage of operating revenue for the three months ended September 30, 1997 results from the inclusion of certain primary care medical groups, which experienced a lower medical loss ratio than the emergency department business, in the three months ended September 30, 1996 and not in the three months ended September 30, 1997. These medical groups are now included in the Company's managed care business segment. The medical services expense as a percentage of operating revenue for the emergency department business has remained stable from period to period.

     General and Administrative Expense - General and administrative expense was $6.0 million or 15.1% of emergency department business operating revenue for the three months ended September 30, 1997 as compared to $6.0 million or 17.4% of such operating revenue for the corresponding period of the prior year. The decrease in general and administrative expense as a percentage of emergency department business operating revenue is primarily attributable to internal growth without added administrative infrastructure and reductions in expense as a result of the merger with Sterling.

     Depreciation and Amortization Expense - Depreciation and amortization expense was $1.0 million or 2.4% of emergency department business operating revenue for the three months ended September 30, 1997 as compared to $0.8 million or 2.4% of such operating revenue for the corresponding period of the prior year.

     Income from Operations - For the three months ended September 30, 1997, the emergency department business of the Company generated income from operations of $2.6 million as compared to $1.3 million for the three months ended September 30, 1996. The increase in emergency department business income from operations for the three months ended September 30, 1997, results primarily from the increase in emergency department contracts, internal growth and reduction in operating expenses through increased efficiencies.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1997

     Operating Revenue - Emergency department business operating revenue consists of gross patient revenue, net of contractual deductions, plus other revenue, which consists principally of hospital subsidy payments, flat-rate hospital contract revenue and non-patient generated revenues. Operating revenue increased to $112.0 million for the nine months ended September 30, 1997 from $100.8 million for the nine months ended September 30, 1996.

     Medical Services Expense - Medical services expense increased to $83.7 million for the nine months ended September 30, 1997 from $69.7 million for the nine months ended September 30, 1996 due primarily to the increase in the number of healthcare professionals under contract, resulting from the increase in the number of the Company's emergency department contracts, as well as negotiated increases in fees paid to certain healthcare professionals. Medical services expense as a percentage of emergency department business operating revenue was 74.7% for the nine months ended September 30, 1997 compared to 69.2% of such operating revenue for the nine months ended September 30, 1996. The increase in medical costs as a percentage of operating revenue for the nine months ended September 30, 1997 results from the inclusion of certain primary care medical groups, which experienced a lower medical loss ratio than the emergency department business, in the nine months ended September 30, 1996 and not in the nine months ended September 30, 1997. These medical groups are now included in the Company's managed care business segment. The medical services expense as a percentage of operating revenue for the emergency department business has remained stable from period to period.

     General and Administrative Expense - General and administrative expense was $17.7 million or 15.8% of emergency department business operating revenue for the nine months ended September 30, 1997 as compared to $20.7 million or 20.5% of operating revenue for the corresponding period of the prior year. The decrease in general and administrative expense as a percentage of emergency department business operating revenue is primarily attributable to internal growth without added administrative infrastructure and reductions in expense as a result of the merger with Sterling.

     Depreciation and Amortization Expense - Depreciation and amortization expense was $2.7 million or 2.4% of emergency department business operating revenue for the nine months ended September 30, 1997 as compared to $2.3 million or 2.3% of operating revenue for the corresponding period of the prior year.

     Income from Operations - For the nine months ended September 30, 1997, the emergency department business of the Company generated income from operations of $7.9 million as compared to $6.3 million for the nine months ended September 30, 1996. The increase in emergency department business income from operations for the nine months ended September 30, 1997, results primarily from the increase in emergency department contracts, internal growth and reduction in operating expenses through increased efficiencies.

QUARTERLY RESULTS

     The following table presents financial information for the eight quarters ended September 30, 1997. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments (unless otherwise noted), have been included in the amounts presented below to present fairly the quarterly results when read in conjunction with the audited consolidated financial statements of the Company and notes thereto. The Company's quarterly results have in the past been subject to fluctuation and as a result, the operating results for any quarter are not necessarily indicative of results for any future period. All amounts in the following table are in thousands and include the financial results of AHI, HealthCap and Axminster for all periods presented.

                      DECEMBER 31,      MARCH 31,      JUNE 30,       SEPTEMBER 30,
                          1995            1996           1996             1996
                      ------------      ---------      ---------      -------------
Operating revenue     $     93,657      $ 113,836      $ 131,152      $     165,527
Medical services
  expense                   67,062         81,747         99,556            129,007
General and
  administrative
  expense                   24,594         26,551         30,384             34,236
Depreciation and
  amortization               1,978          2,431          2,707              3,291
Merger,
  restructuring
  and other
  unusual charges            1,590           --             --                1,707
                      ------------      ---------      ---------      -------------
Income (loss)
  from operations           (1,567)         3,107         (1,495)            (2,714)
Other income
  (expense)                    234           (138)          (529)              (742)
                      ------------      ---------      ---------      -------------
Income (loss)
  before taxes              (1,333)         2,969         (2,024)            (3,456)
Income tax
  (expense)                   (554)        (1,160)        (2,015)            (1,951)
                      ------------      ---------      ---------      -------------
benefit
Net income (loss)     $     (1,887)     $   1,809      $  (4,039)     $      (5,407)
                      ============      =========      =========      =============


                      DECEMBER 31,      MARCH 31,      JUNE 30,       SEPTEMBER 30,
                          1996            1997           1997             1997
                      ------------      ---------      ---------      -------------
Operating revenue     $    192,137      $ 234,680      $ 248,546      $     240,623
Medical services
  expense                  154,488        167,712        177,294            169,483
General and
  administrative
  expense                   49,650         50,689         49,266             45,066
Depreciation and
  amortization               4,684          6,157          6,891              4,314
Merger,
  restructuring
  and other
  unusual charges           50,865         36,834          1,171               --
                      ------------      ---------      ---------      -------------
Income (loss)
  from operations          (67,550)       (26,712)        13,924             21,760
Other income
  (expense)                 (2,657)        (3,219)          (868)            (5,160)
                      ------------      ---------      ---------      -------------
Income (loss)
  before taxes             (70,207)       (29,931)        13,056             16,600
Income tax
  (expense)                  4,035          8,110         (4,758)            (5,941)
                      ------------      ---------      ---------      -------------
benefit
Net income (loss)     $    (66,172)     $ (21,821)     $   8,298      $      10,659
                      ============      =========      =========      =============

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

     At September 30, 1997, the Company had cash, cash equivalents and marketable securities of $29.5 million and a working capital surplus (current assets in excess of current liabilities) of $41.4 million compared to cash, cash equivalents and marketable securities of $56.3 million and working capital deficit of $44.7 million at December 31, 1996.

     During the nine months ended September 30, 1997, non-operating sources of cash include advances on the Credit Agreement (as described below) of approximately $187.8 million, proceeds of approximately $5.5 million from the exercise by the underwriters of the overallotment of convertible subordinated debentures, issuance of a note payable of approximately $18.2 million, and proceeds from the exercise of stock options and warrants of approximately $5.5 million. Non-operating uses of cash include the purchase of property and equipment for approximately $12.3 million and the payment of approximately $177.6 million in long-term debt.

     At September 30, 1997, approximately 56% of the Company's current liabilities consist of amounts accrued as payable to specialty care physicians, ancillary providers, hospital and other providers of medical services. These accrued liabilities include claims received by the Company which have not yet been paid as well as an estimate of costs for covered medical benefits incurred by enrollees but not yet reported by providers. These amounts are not due and payable until after the provider has presented a claim and are typically paid within 45 business days of receipt of such claims. The increase in claims payable, including incurred but not reported claims, from approximately $104.3 million at December 31, 1996 to $110.8 million at September 30, 1997 resulted primarily from increased membership and a shift in Payor mix of enrollees in which enrollees incurred varying levels of IBNR claims.

     On June 30, 1997, the Company entered into a credit agreement for a $175 million three-year revolving line of credit ("Line of Credit") and a $100 million four and one-quarter year term loan ("Term Loan") (collectively, the "Credit Agreement"). A maximum of $155 million and $30 million of the proceeds of the Line of Credit can be used to refinance debt and to secure the Company's capitation deposits, respectively. The remaining proceeds of the Line of Credit can be used for working capital. The proceeds of the Term Loan may be used to refinance debt. The borrowings bear interest based on the prime rate plus 50-75 basis points or the Interbank Eurodollar rate plus 150-175 basis points, as defined in the Credit Agreement. The Credit Agreement contains customary terms, events of default and covenants (including financial covenants) which, among other things, limit payment of cash dividends, the consummation of certain acquisitions and the incurrence of additional debt. The obligations of the Company under the Credit Agreement are secured by the assets of the Company and the capital stock and assets of its subsidiaries.

     During 1996, the Company entered into a $55.0 million credit, security, guarantee and pledge agreement with four financial institutions. Permitted Borrowings, as defined in the Credit Agreement, generally include acquisitions and capital expenditures. Borrowings under this agreement bear interest at either LIBOR plus 2-1/2%, 2-3/4% or 3%, or prime rate plus 1%, 1-1/4% or 1-1/2%, as defined in the agreement. At December 31, 1996, the Company had borrowed the maximum of $55.0 million under this agreement. At June 30, 1997, this agreement was paid in full in conjunction with the entering into of the Credit Agreement.

     In December 1996, the Company issued $75.0 million of convertible subordinated debentures, which resulted in net proceeds to the Company of approximately $73.0 million. The debentures bear interest at 6-1/2%, payable semiannually, and are convertible into shares of the Company's common stock at $25.95 per share. The debentures are redeemable by the Company after December 20, 1999. Upon the occurrence of a Repurchase Event, as defined in the debentures, each holder has the right to require repayment of the debentures at 100% of the principal amount plus accrued interest. In January, 1997, the underwriters exercised their overallotment option and purchased an additional $5.5 million of the debentures with identical terms.

     The Company believes that its cash on hand, anticipated cash flows from its operations and financings available under the Credit Agreement will be sufficient to meet the Company's operating capital needs through 1997. The Company may obtain additional financing to support planned expansion through an increase of its credit facilities or through other potential financing alternatives, including private and public offerings of debt and equity-related securities. There can be no assurance that the Company will be able to obtain such an increase to its credit facility or that it will be able to issue debt or equity-related securities on terms satisfactory to it. To the extent that additional financing is not available, the Company may delay certain potential acquisitions or certain geographic expansion or may seek alternate sources of financing.

     The strategy to expand the FPA network involves the acquisition of individual and group physician practice assets and related businesses. Such acquisitions may be consummated using cash, stock, notes or any combination thereof. Management does not believe that inflation will have a material effect on the operations of the Company.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Quarterly Report on Form 10Q are forward-looking. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include the difficulty in controlling healthcare costs, integrating new operations from acquired companies and the possible negative effects of prospective healthcare reform. For other important factors that may cause actual results to differ materially from expectations and underlying assumptions, see reports by FPA Medical Management, Inc. filed with the Securities and Exchange Commission.

ITEM 4.  Submission of matters to a Vote of Security Holders

     The information required by this Item was included in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

ITEM 6.  Exhibits And Reports On Form 8-K

     (b) Reports on Form 8-K: The Company filed the following Current Report on Form 8-K since June 30, 1997:

           DATE OF REPORT                   ITEMS REPORTED
           --------------                   --------------
           July 31, 1997                           7

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          FPA MEDICAL MANAGEMENT, INC.
                                  (Registrant)

                   SIGNATURE                            TITLE                          DATE
                   ---------                            -----                          ----
        /s/   SETH FLAM                       Chief Executive Officer          November 14, 1997
-----------------------------------        (Principal Executive officer)
              Seth Flam



     /s/   STEVEN M. LASH                     Chief Financial Officer          November 14, 1997
-----------------------------------        (Principal Financial officer)
           Steven M. Lash