Form 10-K405
period 1997-12-31
FPA MEDICAL MANAGEMENT INC
filed 1998-03-31
CIK 920173

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant at March 17, 1998 was $766,909,974.

      The number of shares outstanding of the registrant's common stock as of March 17, 1998 was 43,297,224.


                       DOCUMENTS INCORPORATED BY REFERENCE

       No documents are incorporated by reference into this Annual Report on Form 10-K.

      FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

      Forward Looking Statements. Statements in this document that are not historical facts are hereby identified as "forward looking statements" for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). FPA Medical Management, Inc. ("FPA" or the "Company") cautions readers that such "forward looking statements," including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, wherever they may appear in this document or in other statements attributable to the Company, are necessarily estimates reflecting the best judgment of the Company's senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward looking statements." Such "forward looking statements" should, therefore, be considered in light of various important factors, including those set forth below and others set forth from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission (the "SEC").

      These "forward looking statements" are found at various places throughout this document. Additionally, the discussions herein under the captions "Business--Strategy," "Business -Acquisition Activity," "Business--The Managed Care Industry," "Business--Physician Practice Management Business," "Business-Emergency Department Business," "Business--Government Regulation," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" are susceptible to the risks and uncertainties discussed below. Moreover, the Company, through its senior management, may from time to time make "forward looking statements" about the matters described herein or other matters concerning the Company.

      The Company disclaims any intent or obligation to update "forward looking statements."

      Factors That May Affect Future Results. The health care industry in general and the physician practice management ("PPM") business in particular are in a state of significant change. This, together with the circumstance that the Company has an on-going acquisition program, makes the Company particularly susceptible to various factors that may affect future results such as the following: no assurance of successful integration of acquisitions and expanded service offerings; risks of financial leverage; growth strategy and difficulty in maintaining growth; risks related to intangible assets; difficulty in controlling health care costs and capitated nature of revenue; risks related to full risk capitation; risks related to fee-for-service contracts; dependence on government and other third party payors; reliance on certain payors; terminability of payor contracts; dependence on primary care physicians and emergency medicine physicians; risks related to classification of physicians as independent contractors; state laws regarding prohibition of corporate practice of medicine; possible negative effects of prospective health care reform; possible negative effects of governmental regulations; anti-trust regulation; competitive market forces; potential liabilities; fluctuations in quarterly results; possible volatility of stock price; dependence upon key personnel and employment contracts; risk of dilution and additional capital needs; shares eligible for future sale; and anti-takeover effect of certain provisions of the Company's charter documents and credit facilities.

      For a more detailed discussion of these factors and their potential impact on future results, see the applicable discussions herein.

                                     PART I

ITEM 1. BUSINESS

GENERAL

      FPA is a national physician practice management company which acquires, organizes and manages primary care physician practice networks and provides contract management services to hospital-based emergency departments. The Company provides primary and specialty care services to capitated managed care enrollees and fee-for-service patients. As of December 31, 1997, FPA was affiliated with approximately 7,690 primary care physicians (including emergency department physicians), who provided services to approximately 1,193,800 enrollees of 53 health maintenance organizations ("HMOs") or other prepaid health insurance plans (collectively, "Payors") in 29 states (including the District of Columbia). FPA, through its subsidiary, Sterling Healthcare Group, Inc. ("Sterling"), provides physician management services pursuant to approximately 150 contracts to hospital emergency departments, urgent care, radiology and correctional facilities.

      FPA's relationships with its subsidiaries and affiliated professional corporations (the "Professional Corporations"), other providers of medical services and Payors (collectively, the "FPA Network"), offer physicians the opportunity to participate more effectively in managed care programs by organizing physician groups within geographic areas to contract with Payors. FPA enhances physician practice management operations by providing administrative functions necessary in a managed care environment. These functions include claims adjudication, utilization management of medical services, Payor contract negotiations, credentialing, financial reporting and the operation of integrated information systems. The Company believes that its management model is appealing to physicians because it allows the physicians to retain control of their own practices while gaining access to more patients through participation in a managed care program.

      The FPA Network manages and is financially responsible for all covered primary and specialty medical care for each enrollee who selects an FPA Network physician as his or her primary care physician in exchange for monthly fixed or percent of premium payments ("professional capitation") pursuant to contracts with Payors. Certain physicians also provide services on a fee-for-service basis (as opposed to capitation). Specialty care physician services, inpatient hospitalization and certain other services managed by primary care physicians are subject to pre-authorization guidelines and are provided through contracts based on discounted fee-for-service, per diem or capitation rates. Contracts with Payors and primary care physicians generally include shared risk arrangements and other incentives designed to encourage the provision of high-quality, cost-effective health care. Certain of the Company's subsidiaries and Professional Corporations also accept financial responsibility for hospital and ancillary health care services in addition to primary and specialty medical care in return for payment from the Payors on a capitated or percent of premium basis ("global capitation"). Pursuant to global capitation arrangements, FPA, through its affiliated physicians, provides the majority of covered health care services to enrollees and contracts with hospitals and other health care providers for the balance of the covered services. Because the subsidiaries and Professional Corporations are obligated to provide medical services for fixed capitation fees, FPA's profitability may vary based on the ability of the subsidiaries and Professional Corporations to control the costs of the health care provided in return for such payments.

      In December 1996, the California Department of Corporations (the "DOC") issued a restricted health care service plan license to one of FPA's subsidiaries in accordance with the requirements of the Knox-Keene Health Care Service Plan Act of 1975 (the "Knox-Keene Act"), which authorizes such subsidiary to operate as a health care service plan in California. FPA utilizes such restricted license to allow the subsidiary to contract with Payors for a broad range of health care services.

      Sterling recruits physicians and contracts for their services to provide staffing of hospital emergency departments and related facilities. Sterling also assists its hospital clients in such areas as physician scheduling, operations support, quality assurance and departmental accreditation as well as billing and record keeping.

      Listed below is a breakdown of enrollees, primary care physicians (including emergency department physicians) and emergency department business contracts (including seven radiology, urgent care and correctional facility contracts) by state (including District of Columbia) at December 31, 1997.

                                                       EMERGENCY
                                      PRIMARY CARE     DEPARTMENT
                         ENROLLEES     PHYSICIANS      CONTRACTS
                         ----------   ------------     ----------

Alabama                          --        140              7
Arizona                     189,200        430              3
Arkansas                         --         20              2
California                  301,400      1,530             --
Delaware                     13,500         90             --
Florida                     167,900        430             12
Georgia                      31,500        210              6
Hawaii                           --         10              1
Illinois                         --        100             10
Indiana                          --         40              3
Kentucky                     12,000        110              5
Louisiana                     8,400        180             17
Maryland                         --        110              4
Michigan                     39,500        500             13
Mississippi                      --        110              8
Missouri                     13,000        150             13
Nevada                       42,600        240             --
New Jersey                   55,800        900             --
New York                    115,500        470              2
North Carolina               37,100        210             11
Ohio                             --         40              5
Oklahoma                         --         10              1
Pennsylvania                     --        360              1
South Carolina                1,200        170              3
Tennessee                        --         90              8
Texas                       133,600        990             13
Virginia                     17,200         30              1
Washington, D.C.             14,400         10             --
West Virginia                    --         10              1
                         ----------     ------           ----
    Total                 1,193,800      7,690            150
                         ==========     ======           ====

STRATEGY

      FPA's strategy is to increase enrollment by adding new Payor relationships and new providers to the existing FPA Network and by expanding the FPA Network into new geographic areas where the penetration of managed health care is growing. FPA believes it can attract new Payor and provider relationships because of its ability to manage the cost of health care without sacrificing quality. The Company seeks to manage two primary points of entry into the managed health care delivery system - the primary care physician's office and the emergency department - which the Company believes will enable it to more fully coordinate patient care as it pursues global capitation arrangements. The Company has recently entered into, and continues to pursue, several state and national Payor contracts, which the Company believes will facilitate more rapid development of provider networks in new markets and thus should enable FPA to increase enrollment in an accelerated manner.

      The future growth of FPA is largely dependent on a continued increase in the number of new enrollees in the FPA Network. This growth may come from (i) affiliations with, or acquisitions of, group physician practices or independent practice associations ("IPAs") serving enrollees of Payors in the FPA Network or of new Payors, (ii) increased membership in plans of Payors with which the Professional Corporations or subsidiaries of FPA have contracts and whose members are patients of physicians in the FPA Network or (iii) agreements with Payors, physicians and hospitals in other geographic markets. The Company is also placing greater emphasis on developing and enhancing its infrastructure in order to expand internal and same market growth.

ACQUISITION ACTIVITY

      FPA implements its business strategy through growth in existing markets, expansion into new markets through (i) acquisitions of physician practices, (ii) enhancement of its management capabilities by acquisition of practice management companies in both the physician and emergency department fields and, (iii) agreements with Payors, physicians and hospitals in other geographic markets. The Company's principal methods of expansion are acquisitions of medical groups, IPAs and physician practice management companies.

      The Company completed the following acquisitions in 1997 (all information relating to the number of physicians and enrollees is at the time of acquisition):

      - In March 1997, the Company acquired AHI Healthcare Systems, Inc. ("AHI") in a stock-for-stock merger accounted for as a pooling of interests. AHI developed integrated health care delivery networks and provided managed care services primarily in California, Texas and Florida.

      - In June 1997, the Company acquired HealthCap, Inc. ("HealthCap") in a stock-for-stock merger accounted for as a pooling of interests. HealthCap provided PPM services primarily in California, Florida, Georgia, Missouri and Nevada.

      - In September 1997, the Company acquired Emergency Medical Care Incorporated ("EMC") for cash and stock. EMC provided PPM services to hospital emergency departments and radiology departments in Missouri and Illinois.

      - In September 1997, the Company acquired Axminster Medical Group, Inc. ("Axminster") in a stock-for-stock merger accounted for as a pooling of interests. Axminster is a medical group which employed approximately 20 physicians in the Los Angeles, California area and served approximately 17,000 enrollees.

      - In October 1997, the Company acquired Health Partners, Inc. ("Health Partners") in a stock-for-stock merger accounted for as a pooling of interests. Health Partners is a PPM which invested in and managed multi-specialty group practices and IPAs, primarily in the New York City metropolitan area, northern Virginia, Washington, D.C., northern Kentucky and San Antonio, Texas.

      - In October 1997, the Company acquired Carolina Health Care Group ("CHCG") for cash. CHCG is a medical group which employed approximately 14 physicians in the Charlotte, North Carolina area and served approximately 26,000 enrollees.

      - In November 1997, the Company acquired Cornerstone Physicians Corporation ("Cornerstone") in a stock-for-stock merger accounted for as a pooling of interests. Cornerstone provided management and administrative services to physician groups.

      The Company has completed certain acquisitions or entered into acquisition arrangements since December 31, 1997 as follows:

      - In January 1998, the Company acquired Avanti Health Systems of Texas, Inc. and its affiliated professional corporations ("Avanti"). Avanti managed 20 health care clinics in Houston and Dallas, Texas and employs approximately 60 physicians which served approximately 50,000 enrollees.

      - In January 1998, the Company completed the acquisition of Physicians Quality Care, Ltd. ("PQC") and Associates in Managed Care, Ltd. ("AMC"). PQC provided physician practice management services in the Chicago area. AMC was affiliated with approximately 420 primary care physicians who provided services to approximately 27,000 enrollees.

      - In February 1998, the Company completed the acquisition of Emergency Treatment Associates, Inc. ("ETA"). ETA provided contract management services to six hospitals in two states through approximately 40 affiliated emergency department physicians.

      - On March 20, 1998, the Company acquired Orange Coast Managed Care Services, Inc. ("OCMCS") and St. Joseph Medical Corporation ("SJMC") in a stock-for-stock transaction in which up to 2,828,680 shares of the Company's common stock will be issued in exchange for all the outstanding shares of capital stock and options of SJMC and OCMCS (except for certain shares which were canceled without consideration in connection with the merger). The merger with SJMC will be accounted for as a pooling of interests, while the merger with OCMCS will be treated as a purchase. OCMCS provides administrative management services to SJMC's IPA and medical group physicians in

            Orange County, California. OCMCS and SJMC served approximately 120,000 managed care enrollees through approximately 250 primary care physicians as of December 31, 1997.

      - On February 10, 1998, the Company entered into an Agreement and Plan of Merger between the Company and Meridian Medical Group, Inc. ("Meridian"). Meridian provided physician services through approximately 65 physicians to approximately 70,000 enrollees in the Atlanta, Georgia area as of December 31, 1997. Consummation of the merger, which is anticipated to occur in the second quarter of 1998, is subject to certain closing conditions, including Meridian shareholder approval and other customary conditions.

      Most of the Company's significant acquisitions have been accounted for as poolings of interests for accounting and financial reporting purposes. As a result, the Company's operating income has been reduced by related merger expenses resulting in a net loss for the year ended December 31, 1997. Such merger expenses as well as integration costs may result in future losses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      The Company's success in continuing its growth strategy will be dependent upon many factors, including, its ability to identify suitable growth opportunities and to integrate acquired practices. The process of identifying and consummating suitable acquisitions of, or affiliations with, physician groups can be lengthy and complex. The environment for such acquisitions is subject to increasing competitive pressures. The Company is regularly in discussions with potential acquisition candidates and may from time to time enter into letters of intent or definitive agreements with respect to the acquisition of such businesses. There can be no assurance that FPA will be successful in identifying or acquiring additional physician groups or IPAs, that the Company will be able to secure adequate financing to fund such acquisitions or that the Professional Corporations or subsidiaries of FPA will be able to contract with new Payors. In addition, there can be no assurance that the Company's acquisitions will be successfully integrated on a timely basis or that the anticipated benefits of these acquisitions will be realized. Failure to continue its growth strategy or to effectively accomplish the integration of acquired entities may have a material adverse effect on FPA's results of operations and financial condition. FPA's ability to expand is also dependent upon its ability to comply with legal and regulatory requirements in the jurisdictions in which it operates or will operate and to obtain necessary regulatory approvals, certificates and licenses.

THE MANAGED CARE INDUSTRY

      Concerns over the costs of health care have resulted in the rapid growth of managed care in recent years. According to InterStudy Publications, HMO enrollment grew 13% to over 66.8 million members in 1996. As markets evolve from traditional fee-for-service arrangements to managed care, HMOs and health care providers confront market pressures to provide high quality care in a cost-effective manner. Employer groups have begun to bargain collectively in an effort to reduce premiums and to bring about greater accountability of HMOs and providers with respect to accessibility, choice of provider, quality of care and other matters that are fundamental to consumer satisfaction. The increasing focus on cost-containment has placed small to mid-sized physician groups and solo practitioners at a disadvantage. They typically have higher operating costs and little purchasing power with suppliers, they often lack the capital to purchase new technologies that can improve quality and reduce costs and they do not have the cost accounting and quality management systems necessary for entry into sophisticated risk-sharing contracts with payors.

      Primary care physicians have increasingly become the conduit for the delivery of medical care by acting as "case managers" or "gate-keepers" and directing referrals to certain specialists, hospitals, alternate-site facilities and diagnostic facilities. By contracting directly with Payors, organizations such as the Company which manage primary care physicians are able to reduce the administrative overhead expenses incurred by Payors and thereby reduce the cost of delivering medical services.

      As HMO enrollment and physician membership in group practices have continued to increase, health care providers have sought to reorganize themselves into health care delivery systems that are better suited to the managed care environment. Physician groups and IPAs are joining with hospitals, pharmacies and other institutional providers in various arrangements to create vertically integrated delivery systems that provide medical and hospital services ranging from community-based primary medical care to specialized inpatient services. These health care delivery systems contract with Payors to provide hospital and medical services to enrollees pursuant to full risk contracts. Under these contracts, providers assume the obligation to provide both the professional and institutional components of health care services to the Payor's enrollees.

      In order to compete effectively in this evolving environment, the Company believes many physicians are concluding that they must obtain control over the delivery and financial impact of a broader range of health care services through global capitation arrangements. Groups of independent physicians and medium to large medical groups are taking steps to assume the responsibility and the risk associated with health care services that they do not provide, such as hospitalization and pharmacy services. Physicians are increasingly abandoning traditional private practice in favor of affiliation with larger organizations such as the Company that offer skilled and innovative management, sophisticated information systems and significant capital resources. Many Payors and their intermediaries, including governmental entities and HMOs, are also looking to outside providers of physician services to develop and maintain quality outcomes, management programs and patient care data. In addition, such payors and intermediaries look to share the risk of providing health care services through capitation arrangements. Medical groups and independent physicians seem to be concluding that while the acceptance of greater responsibility and risk affords the opportunity to retain and enhance market share and to operate at a higher level of profitability, the acceptance of global capitation carries with it significant requirements for enhanced infrastructure, information systems, capital, network resources and financial and medical management. As a result, physicians are turning to organizations such as the Company to provide the resources necessary to function effectively in a managed care environment.

      In addition to physician practices, hospitals have been affected by the changing health care industry. Cost considerations are important to hospital operations, particularly with respect to emergency room departments. FPA believes that hospital emergency departments play a central role in determining levels of admissions and profitability as well as in establishing a hospital's reputation in the community. However, the ability of hospitals to provide high quality health care services, including emergency care services, has been adversely affected by recent trends in the United States health care industry. Continuing cost-containment pressures are causing hospitals to seek new ways to provide high quality services in a cost-effective manner. In addition, hospitals face numerous problems in managing their emergency departments, including difficulties in recruiting, evaluating, scheduling and retaining emergency physicians. Hospital emergency departments also continue to experience increasing patient volumes, a shortage of board certified emergency department physicians and extensive use for routine primary care, particularly at night and on weekends.

PHYSICIAN PRACTICE MANAGEMENT BUSINESS

      FPA provides physician practice management services to physicians in the FPA Network pursuant to long-term administrative services agreements (the "Administrative Services Agreements"). FPA's physician practice management revenue is derived primarily from Payor contracts that compensate certain of FPA's subsidiaries and the Professional Corporations on a capitated basis and from the provision of fee-for-service medical services.

      Contracts with Payors. Contracts with Payors generally provide for terms of one to thirty years, may be terminated earlier without cause, upon notice and upon renewal or in a number of other circumstances and are subject to annual renegotiation of capitation rates, covered benefits and other terms and conditions. At times, Payor contracts may be continued on a month-to-month basis while the parties renegotiate the terms of the contracts. Pursuant to Payor contracts, the Professional Corporations or subsidiaries provide covered medical services (including, in certain instances, hospital and ancillary health care services) and receive capitation payments from Payors for each enrollee who selects an FPA Network physician as his or her primary care physician. During the years ended December 31, 1995, 1996 and 1997, 76.6%, 57.7% and 52.4%,
respectively, of the Company's managed care business operating revenues was derived from professional capitation arrangements and 12.1%, 28.9% and 38.8%, respectively, of the Company's managed care business operating revenues during the same period was derived from global capitation arrangements. To the extent that enrollees require more care than is anticipated or require supplemental medical care that is not otherwise reimbursed by Payors, aggregate capitation payments may be insufficient to cover the costs associated with the treatment of enrollees. The Company maintains stop-loss insurance coverage, which mitigates the effect of occasional high utilization of health care services. If revenues are insufficient to cover costs or the Company is unable to maintain stop-loss coverage at favorable rates, the Company's results of operations and financial condition could be adversely affected. The loss of significant Payor contracts and the failure to regain or retain such Payor's members or the related revenues without entering into new Payor relationships could have a material adverse effect on FPA's results of operations and financial condition.

      FPA is pursuing national and multi-state Payor contracts, which FPA believes will facilitate more rapid development of provider networks in new markets and thus should enable FPA to increase enrollment in an accelerated manner. FPA has recently entered into several national and multi-state Payor relationships, including agreements with NYLCare Health Plans, Inc., Oxford Health Plans ("Oxford"), Humana, Inc., PacifiCare Health Systems, Inc. ("PacifiCare"), Aetna U.S. Healthcare and Foundation Health Systems, Inc. ("Foundation"). These agreements generally provide that managed care members of the Payors in designated states or other geographic regions may utilize the FPA Network.

      For the years ended December 31, 1995, 1996 and 1997, revenue related to Payor contracts with FHP/PacifiCare Health Systems, Inc. accounted for approximately 21.8%, 13.3% and 10.3%, respectively, of the Company's operating revenue. For the years ended December 31, 1996 and 1997, revenue related to Payor contracts with PCA Humana accounted for approximately 13.3% and 15.0%, respectively, of operating revenue. For the year ended December 31, 1997, revenue related to Payor contracts with Foundation and Oxford accounted for approximately 17.3% and 13.2%, respectively, of operating revenue. As of December 31, 1997, approximately 27.5%, 12.9%, 11.2% and 9.3% of the Company's membership is pursuant to Payor contracts with Foundation, PCA Humana, PacifiCare and Oxford, respectively. A significant modification to or termination of such agreements could have a material adverse effect on FPA's results of operations and financial condition.

      Fee-for-Service Arrangements. Certain of the FPA Network physicians who render services on a fee-for-service basis (as opposed to capitation) typically bill various Payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the health care services provided to their patients. During the years ended December 31, 1995, 1996 and 1997, approximately 3.3%, 5.6% and 4.5%, respectively, of the Company's managed care business operating revenues was derived from fee-for-service payments. The Company anticipates that fee-for-service revenue as a percentage of total managed care business operating revenues will decrease over time as the Company enters into more professional capitation and global capitation contracts. There can be no assurance that payments under governmental programs or from other Payors will remain at present levels. In addition, Payors can deny reimbursement if they determine that treatment was not performed in accordance with the cost-effective treatment methods established by such Payors or was experimental or for other reasons.

      Contracts with Providers. FPA, through certain of its subsidiaries and the Professional Corporations, contracts with a variety of providers, including primary and specialty care physicians, hospitals and other ancillary providers. These agreements generally have terms up to three years, are automatically renewable and are terminable by either party at specified periods upon at least 90 days prior notice. A primary care physician's affiliation and compensation arrangement with a Professional Corporation or subsidiary may take one of several forms, including (i) capitation payments based on the number of enrollees "linked" to such physician and additional compensation based upon efficiency in utilizing the services of specialty care providers and compliance with contractual quality standards, (ii) base compensation plus performance bonuses, or (iii) base compensation plus a percentage of a Professional Corporation's net revenues generated by physicians employed by such Professional Corporation. Physicians may also participate in FPA's Physician Stock Option Plan if they reach objective quality performance standards set by FPA. FPA periodically surveys physician compensation patterns and programs in HMO and other group practice settings to ensure that FPA Network physicians' compensation and benefits are competitive within the geographic area in which each physician is employed.

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

      Administrative Services Agreements. FPA generally provides the following services to the Professional Corporations pursuant to the Administrative Services Agreements:

      Integrated Information Systems. FPA develops and maintains integrated information systems ("IS") to support its growth and acquisition plans. FPA maintains an on-line database that provides inpatient and outpatient utilization statistics and patient encounter reporting and tracking. FPA believes that the availability of timely information on utilization patterns improves primary care physician productivity and effectiveness. This data also plays an integral role in the specialty care physician and hospital utilization review process by enabling the medical directors and utilization review nurses to monitor encounter data, case management decisions and patient outcomes. Further, the IS assist FPA in performing various administrative functions, including insurance verification, payment of accounts payable, financial reporting and claims payment. The IS also include the customer service documentation system which assists FPA in resolving concerns enrollees may have and in evaluating patient and physician satisfaction. In addition, Sterling has developed IS specific to hospital and clinical management services. The IS collect data regarding patient flow utilization, physician efficiency and other data used by Sterling and hospital clients. In particular, Sterling uses the data to develop staffing patterns.

      Claims Administration and Billing Services. FPA performs comprehensive complete medical bill review and claims processing, invoicing and payment functions. These capabilities include determining enrollee eligibility, identifying appropriate benefits, issuing payments to providers, processing hospital and outpatient facility charges for the payment of claims, invoicing fee-for-service visits and providing and analyzing encounter data.

      Utilization Management. Physicians within the FPA Network have established a utilization management program to help ensure the delivery of high quality, cost-effective health care. Utilization management encourages physicians in the FPA Network to provide cost-effective, quality care by emphasizing preventive medicine and by eliminating unnecessary tests, procedures, surgeries, hospitalizations and specialty care physician referrals. Referrals to specialty care physicians and all hospital admissions, with the exception of emergencies, generally require prior approval by the utilization management committees of the various Professional Corporations or subsidiaries. Each utilization management committee has established guidelines for routine referrals which can be authorized by the committee's staff. Following admission, a patient's status is monitored daily by a member of the utilization management committee, in conjunction with the admitting physician or in-house intensivist, to assure timely and appropriate hospital discharge. A member of the utilization management committee coordinates with hospital nurses for discharge planning and use of sub-acute alternatives to hospitalization. FPA has developed separate utilization management committees on a regional basis due to expansion into new geographic markets.

      Case Management. Case management is a service administered by the various utilization management committees and is a clinical and administrative process by which health care services are identified, coordinated, implemented and evaluated on an ongoing basis for enrollees experiencing selected health problems. Such selected health problems include chronic disability, complex medical cases or problems requiring long-term care. Case management involves the coordination of a variety of services, including home nursing, home infusion and the provision of durable medical equipment. This approach ensures a continuum of quality care throughout the extended treatment period.

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

      Succession Agreements. In certain states in which FPA conducts or may conduct business, general business corporations are not permitted to practice medicine, exercise control over physicians who practice medicine or engage in certain practices such as fee-splitting with physicians. As stated in Note 1 to FPA's Consolidated Financial Statements, FPA believes it has direct or indirect unilateral and perpetual control over the assets and operations of the Professional Corporations whose operations FPA consolidates.

EMERGENCY DEPARTMENT BUSINESS

      FPA provides management services to 143 hospital emergency departments, one radiology department, three urgent care clinics and three correctional institutional health facilities in 24 states pursuant to 150 contracts. FPA contracts with approximately 1,700 affiliated physicians who typically provide all necessary physician coverage for these services on a 24-hour, 365-day basis. The Company identifies and recruits physicians as candidates for admission to a client's medical staff and coordinates the on-going scheduling of staff physicians, who provide clinical coverage primarily in the area of emergency medicine. The Company also provides on-site medical directors for the hospitals' emergency departments, who work directly with the hospital medical staff and administration in such areas as quality assurance, risk management and departmental accreditation.

      Physician Contracts. The Company contracts with physicians as independent contractors to provide services to hospital clients. The physicians are typically compensated on a flat rate based on the number of hours of coverage provided. Some physicians may receive additional compensation based upon departmental performance and their individual contribution to such performance. Affiliating with FPA for the provision of emergency department services offers physicians the opportunity to minimize their administrative burden and concentrate on the practice of medicine. The Company believes that many physicians enjoy the relative freedom from the business aspects of medicine, including the development of a patient base, the financing of a practice and the complexity associated with billing and collection procedures, that results from these arrangements. As a provider of contract management services across a broad geographic spectrum, the Company can offer a physician substantial flexibility in terms of geographic location, type of facility and opportunities for relocation. The physician also tends to gain greater individual control over the number and scheduling of hours worked.

      Emergency Department Contracts. The Company's services to hospitals are provided under fee-for-service and flat-rate contracts. A substantial portion of the Company's hospital-based net revenues are derived from payments made on a fee-for-service basis. During the years ended December 31, 1995, 1996 and 1997, 84.4%, 83.7% and 80.0%, respectively, of the Company's emergency department revenues was derived from fee-for-service payments. Agreements with hospitals to provide contract management services generally have terms of one or two years and are renewable automatically unless either party gives written notice of its intent not to renew at least 90 days prior to the end of the term. Many of these agreements provide for termination by the hospital without cause on relatively short notice. There can be no assurance that any of such contracts will not be terminated early, will be renewed or that they will contain favorable terms. Since January 1994, a number of Sterling's hospital agreements have been terminated as a result of non-renewal, termination by the hospital, termination by Sterling or hospital closure. Future consolidation in the health care industry may result in future hospital agreements being terminated. The loss of certain hospital contracts and the failure to regain or retain related revenues without entering into new hospital contracts could have a material adverse effect on FPA's results of operations and financial condition. Pursuant to the contracts, the hospitals authorize the Company and its contracted health care professionals to bill and collect the professional component of the charges for medical services rendered by the contracted health care professionals. The Company receives direct disbursements of the amounts collected and, depending on the magnitude of services provided to the hospital and Payor mix, may also receive a subsidy from the hospital client for the Company's services. Pursuant to such arrangements, the Company accepts responsibility for billing and collection and assumes the risks of changes in patient volume, Payor mix and third-party reimbursement rates, delays attendant to reimbursement through government programs and other Payors and uncollectibility of accounts. All of these factors are taken into consideration by the Company in arriving at contractual arrangements with health care institutions and professionals. Hospitals with flat-rate contracts pay fees to the Company based on the hours of physician coverage provided. Sterling's fee-for-service hospital billing and collection services are provided by a nonaffiliated billing firm (the "Billing Firm"). The Billing Firm's parent has publicly disclosed that the government was investigating allegations concerning certain applications of the coding process of the Billing Firm's operations. According to the disclosure, the government has requested that the Billing Firm voluntarily produce records, and the Billing Firm is complying with that request. Neither Sterling nor the Company has been requested to produce records. The Company does not believe that an adverse result in the investigation of the Billing Firm will have a material adverse effect on the Company's results of operations or financial condition.

      In November 1997, Sterling received letters from certain Medicare carriers requesting specific information on Sterling's compliance with the Health Care Financing Administration's ("HCFA") requirement regarding the Medicare reassignment for claims for services rendered by Sterling's independent contractor physicians. Sterling believes that other emergency department management companies received similar letters regarding this HCFA requirement. Since February 1997, Sterling has been working with HCFA's Central and Region 4 offices to reach an agreement on the issues raised by such Medicare carriers. Sterling is in the final stages of obtaining approval of its compliance plan from the individual carriers. As a result of this process, Sterling's reimbursement for Medicare billings has been significantly delayed. While the Company believes that it will favorably resolve the issues raised by such Medicare carriers, there can be no assurance that Medicare payments to the Company will not be further delayed as a result of these inquiries. The accounts receivable related to this inquiry are reflected in the accompanying financial statements as estimated collectible amounts of approximately $10 million as of December 31, 1997.

COMPETITION

      The health care industry is highly competitive and is subject to continuing changes in the provision of services and the selection and compensation of providers. Generally, FPA and the Professional Corporations compete with any entity that contracts with Payors for the provision of prepaid health care services. The FPA Network also competes with other companies, including PPMs, which provide management services to health care providers. FPA also competes with local physician groups and hospitals for the provision of physician practice management services to hospital emergency departments. FPA also competes with other companies for acquisition, affiliation and other expansion opportunities with national, regional and local PPMs, IPAs and physician practices. Certain competitors are significantly larger and better capitalized than FPA, provide a wider variety of services, have greater experience in providing physician practice management services and have longer-established relationships with buyers of such services than does the Company.

GOVERNMENTAL REGULATION

      General. As a participant in the health care industry, the Company's operations and relationships are subject to extensive and increasing regulation by a number of governmental entities at the federal, state and local levels. The Company believes its operations are in material compliance with applicable laws. Nevertheless, many aspects of the Company's business operations have not been the subject of state or federal regulatory interpretation. Thus, there can be no assurance that a review of the Company's or the Professional Corporations' businesses by courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company or of the Professional Corporations. Nor can there be any assurance that the health care regulatory environment will not change so as to restrict the Company's or the Professional Corporations' existing operations or their expansion. Any significant restriction could have a material adverse effect on the Company's operating results and financial condition.

      Federal Reimbursement, Fraud and Abuse and Referral Laws. During 1997, approximately 36.9% of the Company's revenues was derived from payments made by government-sponsored health care programs (principally, Medicare and state-reimbursed programs). As a result, the Company is subject to the laws and regulations that govern reimbursement under Medicare and Medicaid. Any change in reimbursement regulations, policies, practices, interpretations or statutes could adversely affect the operations of the Company. There are also state and federal civil and criminal statutes imposing substantial penalties (including civil penalties and criminal fines and imprisonment) on health care providers that fraudulently or wrongfully bill governmental or other third-party payors for health care services. The Company believes it is in material compliance with such laws, but there can be no assurance that the Company's activities will not be challenged or scrutinized by governmental authorities or that any such challenge or scrutiny would not have a material adverse effect on the Company's results of operations and financial condition.

      Certain provisions of the Social Security Act, commonly referred to as the "Anti-Kickback Statute," prohibit the offer, payment, solicitation, or receipt of any form of remuneration in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by Medicare or state health programs. Many states have adopted similar prohibitions against payments intended to induce referrals of Medicaid and other third-party payor patients. The Anti-Kickback Statute contains provisions prescribing civil and criminal penalties to which individuals or providers who violate such statute may be subject. The criminal penalties include fines up to $25,000 per violation and imprisonment for five years or more. Additionally, the Department of Health and Human Services (the "DHHS") has the authority to exclude anyone, including individuals or entities, who has committed any of the prohibited acts from participation in the Medicare or Medicaid programs. If applied to the Company or any of its subsidiaries or Professional Corporations, such exclusion could result in a significant loss of reimbursement for the Company, which could have a material adverse effect on the Company's results of operations and financial condition. Although the Company believes that it is not in violation of the Anti-Kickback Statute or similar state statutes, its operations do not fit within any of the existing or proposed federal safe harbors.

      Federal law prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for, or in order to induce: (i) the referral of a person for services; (ii) the furnishing or arranging for the furnishing of items or services; or (iii) the purchase, lease or order of, or arranging or recommending purchasing, leasing or ordering of, any item or service, in each case, reimbursable under Medicare or Medicaid (the "Medicare Referral Payments Law"). The federal government has announced a policy of increased scrutiny of joint ventures and other transactions among health care providers in an effort to reduce potential fraud and abuse relating to Medicare patients. The applicability of these provisions to many kinds of business transactions in the health care industry has not yet been subject to judicial and regulatory interpretation. In addition, federal legislation restricts the ability of physicians to refer patients to entities providing "designated health services" in which the physicians have an ownership interest or other compensation arrangement. Some states have also enacted anti-kickback and anti-referral laws.

      FPA believes that its business operations do not violate the Medicare Referral Payments Law because compensation arrangements with primary care physicians who make referrals are designed to discourage referrals to the extent they are unnecessary. These physicians are paid either on a capitation or fee-for-service basis and do not receive any financial benefit from making referrals. FPA also believes that its business arrangements do not involve the referral of patients to entities with whom referring physicians have an ownership interest or compensation arrangement within the meaning of federal and state anti-referral laws, because most referrals are made directly to other providers rather than to entities in which referring physicians have an ownership or compensation arrangement. FPA further believes its compensation arrangements with physicians fall within various exceptions to state and federal anti-referral laws, including exceptions for ownership or compensation arrangements with certain managed care organizations and for physician incentive plans that limit referrals. In addition, FPA believes that the methods used to acquire existing physician practices and to recruit new physicians do not violate anti-kickback and anti-referral laws and regulations. A determination of liability under the anti-kickback or anti-referral laws and regulations could have a material adverse effect on FPA's results of operations and financial condition.

      Corporate Practice of Medicine Laws. The laws of many states prohibit physicians from splitting fees with non-physicians and prohibit non-physician entities from practicing medicine. These laws and their interpretations vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. As stated in Note 1 to the Company's consolidated financial statements, the Company believes its has perpetual and unilateral control over the assets and operations of substantially all of the Professional Corporations whose operations it consolidates. However, there can be no assurance that regulatory authorities will not take the position that such control, through the Administrative Services Agreements and Succession Agreements, conflicts with state laws regarding the practice of medicine or other federal restrictions. Although the Company believes its operations as currently conducted are in material compliance with existing applicable laws, there can be no assurance that the existing organization of the Company and its contractual arrangements with the Professional Corporations will not be successfully challenged as constituting the unlicensed practice of medicine or that the enforceability of the provisions of such arrangements, including non-competition agreements, will not be limited. There can be no assurance that review of the business of the Company and the Professional Corporations by courts or regulatory authorities will not result in a determination that could adversely affect their operations or that the health care regulatory environment will not change so as to restrict existing operations or expansion thereof. In the event of action by any regulatory authority limiting or prohibiting the Company or any affiliate from carrying on its business or from expanding the operations of the Company and the Professional Corporations to certain jurisdictions, structural and organizational modifications of the Company may be required, which could have a material adverse effect on the Company's results of operations and financial condition.

      Insurance Laws. The assumption of risk on a capitation basis by health care provider networks is occurring with increasing frequency, and the practice is being reviewed by various state insurance commissioners as well as the National Association of Insurance Commissioners to determine whether the practice constitutes the business of insurance. The Company believes that it is currently in material compliance with the insurance laws in the states in which it operates, and it intends to comply with interpretative and legislative changes as they develop. There can be no assurance, however, that the Company's activities will not be challenged or scrutinized by governmental authorities.

      Knox-Keene Act. State laws in California, operations in which represented approximately 17.3% of FPA's operating revenues for the year ended December 31, 1997, require entities such as FPA to be licensed as health care service plans. In December 1996, the DOC issued a restricted Knox-Keene license to one of FPA's California subsidiaries. The loss or revocation of such license would have a material adverse effect on FPA's results of operations and financial condition. In addition, there can be no assurance that regulatory authorities in the other states in which FPA or its affiliates operate will not impose similar requirements.

      Future Legislation and Regulation. As a result of the continued escalation of health care costs and the inability of many individuals to obtain health insurance, numerous proposals have been introduced or may be introduced in the United

States Congress and state legislatures relating to health care reform. Legislation is pending in various states and in Congress to more intensely regulate managed care, including managed care liability legislation which would enable managed care companies to be named as defendants in medical malpractice actions, legislation, such as the Patient Access to Responsible Care Act to provide consumers of health care with more information and choice in health care and legislation to address quality of care issues. The adoption of such legislation or regulations may make it more difficult for the Company to control health care costs and could adversely affect the Company's results of operations and financial condition.

EMPLOYEES

      At December 31, 1997, the Company had approximately 4,700 full time employees. Management believes that its employee relations are good. On December 5, 1996, the Thomas-Davis Medical Centers, P.C., a Professional Corporation ("TDMC") physicians located in Tucson, Arizona (the "Petitioners") voted to be represented by the Federation of Physicians and Dentists (the "Union"). On February 13, 1997, the TDMC employees located in Tucson, Arizona voted to be represented by the Union of Health and Hospital Care Employees. On September 24, 1997, the District Court Judge for the United States District Court for the District of Arizona granted a temporary injunction and ordered, among other things, FPA and TDMC to recognize the Union as the exclusive bargaining agent for the Petitioners and to refrain from making unilateral changes in the terms and conditions of employment, and upon request of the Union, to recognize and bargain in good faith with the Union as the exclusive collective bargaining agent of the Petitioners concerning wages, hours and other terms and conditions of employment. TDMC and the Union commenced bargaining on October 1, 1997. TDMC and FPA are in the process of appealing certain aspects related to such representation; however, there can be no assurance as to the outcome of such appeals. Although FPA does not expect union affiliations of its Arizona employees to have a material adverse effect on its results of operations or financial condition, there can be no assurance that future affiliations and/or collective bargaining arrangements will not have a material adverse effect on FPA's results of operations or financial condition.

ITEM 2. PROPERTIES

      The Company leases approximately 26,200 square feet of rental space at 3636 Nobel Drive, Suite 200, San Diego, California, where the Company's executive offices are located. The Company pays approximately $52,000 per month in rent pursuant to a lease which expires in December 2001 for such space. Additionally, the Company has administrative offices in approximately eight states. The Company believes that these arrangements and other available space are adequate for its current uses and anticipated growth. The Company also leases or subleases clinic facilities where physicians provide medical services in approximately 21 states. The Company anticipates that as the Company acquires or affiliates with additional physician practices, expanded facilities will be required; however, the Company believes that suitable facilities will be available for its purposes.

ITEM 3. LEGAL PROCEEDINGS

      In recent years, physicians, hospitals and other participants in the managed health care industry have become subject to an increasing number of lawsuits alleging medical malpractice and related claims based on the withholding of approval for or reimbursement of necessary medical services. Many of these lawsuits involve large claims and substantial defense costs. The Company requires all physicians in the FPA Network to carry certain minimum amounts of malpractice insurance coverage. The Professional Corporations and certain subsidiaries maintain their own malpractice insurance. The Company also maintains an errors and omissions insurance policy which covers utilization review activities. The Company maintains professional liability insurance for itself, its hospital clients and its contracted physicians, in amounts it deems to be appropriate, based upon historical claims and the nature and risks of its business. In addition to any potential tort liability of the Company, Sterling's contracts with hospitals generally contain provisions under which Sterling agrees to indemnify the hospitals for certain losses resulting from the negligence of the hospital or hospital personnel. FPA and certain of its subsidiaries and Professional Corporations are parties to certain legal actions arising in the ordinary course of business. While there can be no assurance that FPA, the subsidiaries or Professional Corporations will be successful in any such litigation, management of the Company does not believe any such litigation will have a material adverse effect on the Company's results of operations or financial condition.

      AHI, a subsidiary of the Company, is a defendant in a purported class action securities lawsuit entitled In re AHI Healthcare Systems, Inc. Securities Litigation filed in the United States District Court for the Central District of California, Western Division. The suit was initially filed against AHI, certain of its officers and directors, and its underwriters on December 20, 1995 prior to the merger of AHI with the Company. The suit asserts that AHI artificially inflated the price of its stock by, among other things, misleading securities analysts and by failing to disclose in its initial public offering prospectus alleged difficulties with the acquisition of Lakewood Health Plan, Inc. and with two of AHI's payor contracts with FHP, Inc. The plaintiffs seek unspecified damages on behalf of the stockholders who purchased AHI's common stock between September 28, 1995 and December 19, 1995. On January 17, 1997 the district court (a) granted AHI's motion for partial summary judgment and dismissed the class plaintiffs' claims concerning the alleged misrepresentations regarding AHI's intended use of initial public offering proceeds and AHI's relationship with FHP, Inc. but (b) denied summary judgment on the claims relating to the proposed acquisition of Lakewood Health Plan, Inc. As a result, only those claims relating to Lakewood Health Plan and AHI's alleged liability for the public statements of securities analysts following AHI remain in the suit. FPA intends to vigorously defend this lawsuit and does not expect that the outcome of this lawsuit will have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                                     PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      FPA's common stock is traded on the NASDAQ Stock Market under the symbol FPAM. The table below shows the high and low bid prices for FPA's common stock for each quarter during 1996 and 1997.

          1996                   HIGH               LOW
          ----                   ----               ---

1st Quarter                    $13.0000          $ 8.6250
2nd Quarter                    $19.8750          $12.3750
3rd Quarter                    $26.8750          $12.5000
4th Quarter                    $29.3750          $16.3750


          1997                   HIGH               LOW
          ----                   ----               ---

1st Quarter                    $28.5000          $18.2500
2nd Quarter                    $24.5000          $14.8750
3rd Quarter                    $35.1250          $23.5000
4th Quarter                    $39.8125          $16.8750

      At March 17, 1998, there were approximately 587 holders of record of common stock. FPA declared no cash dividends during 1996 or 1997 and has no plans to declare cash dividends in the foreseeable future.

UNREGISTERED SALES OF SECURITIES

     The following table indicates all unregistered sales of the Company's common stock during the last three years:


TRANSACTION                                          PURPOSE AND AMOUNT SOLD                              DATE
-----------                                          -----------------------                              ----

$2.5 million Convertible Promissory Note             Note converted to 243,191 shares of FPA common       1996
                                                     stock

Emergency Medical Care Incorporated                  Merger; 372,959 shares of FPA common stock           September 2, 1997

Axminster Medical Group, Inc.                        Merger; 482,372 shares of FPA common stock           September 30, 1997

Cornerstone Physicians Corporation                   Merger; 1,416,804 shares of FPA common stock         November 26, 1997

Avanti Corporate Health Systems, Inc.                Stock Acquisition; 1,402,123 shares of FPA common    January 1, 1998
                                                     stock

Physicians Quality Care, Ltd. and Associates in      Stock Acquisition; 299,165 shares of FPA common      January 1, 1998
Managed Care, Ltd.                                   stock

Emergency Treatment Associates, Inc.                 Merger; 142,288 shares of FPA common stock           February 17, 1998

J. T. M. S. O. , Inc.                                Merger; 11,432 shares of FPA common stock            February 2, 1998


      None of these sales were underwritten, and all of the shares issued were taken for investment by the entity or individual to whom they were issued. The Company believes all of the securities issued were exempt from registration under Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

     The following consolidated statement of operations data and balance sheet data have been derived from the audited consolidated financial statements of the Company. The selected financial data below should be read in conjunction with the consolidated financial statements and notes thereto, included elsewhere in this report. All amounts in the following table have been restated to give effect to the poolings of interests of FPA with Sterling, AHI, HealthCap, Axminster, Health Partners and Cornerstone.

                                                                               YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------------------------------------------
                                                       1993             1994             1995             1996             1997
                                                   ------------     ------------     ------------     ------------     ------------
                                                                    (in thousands, except share and per share data)
                                                   --------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS:
Operating revenue                                  $     59,766     $    136,679     $    340,822     $    678,462     $  1,166,340
Medical services expense                                 41,791           92,544          235,889          519,409          841,936
                                                   ------------     ------------     ------------     ------------     ------------
                                                         17,975           44,135          104,933          159,053          324,404
General and administrative expense                       16,063           46,174          111,031          188,975          268,523
Merger, restructuring and other unusual charges              --               --            1,590           52,572           55,005
                                                   ------------     ------------     ------------     ------------     ------------
Income (loss) from operations                             1,912           (2,039)          (7,688)         (82,494)             876
Other income (expense), net                                 125              385           (1,126)          (3,847)         (13,667)
                                                   ------------     ------------     ------------     ------------     ------------
Income (loss) before income taxes                         2,037           (1,654)          (8,814)         (86,341)         (12,791)
Minority interests                                           --              367              683              866              122
Income tax (expense) benefit                                (85)          (1,709)          (1,692)          (1,276)             891
                                                   ------------     ------------     ------------     ------------     ------------
   Net income (loss)                               $      1,952     $     (2,996)    $     (9,823)    $    (86,751)    $    (11,778)
                                                   ============     ============     ============     ============     ============

PER SHARE DATA - BASIC AND DILUTIVE:
Net income (loss) per share                        $       0.18     $      (0.20)    $      (0.43)    $      (2.66)    $      (0.29)
Weighted average shares outstanding                  10,887,401       14,625,625       22,817,097       32,639,412       40,402,267

CONSOLIDATED BALANCE SHEET DATA:
Cash and marketable securities                     $      7,621     $     19,726     $     50,695     $     69,486     $     16,143
Working capital surplus (deficit)                         3,063           22,585           40,636          (41,219)           7,752
Total assets                                             17,930           88,910          265,761          638,822          831,159
Long-term liabilities                                       371           13,009           28,640          199,701          373,724
Stockholders' equity                                      2,862           41,026          154,390          160,287          182,273

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Company derives substantially all of its operating revenue from (i) the payments made by Payors to the Professional Corporations and certain of the Company's subsidiaries for managed care medical services, (ii) fee-for-service revenues for the performance of medical services, (iii) fee-for-service revenues from emergency department medical services, and (iv) medical management services revenue.

MANAGED CARE BUSINESS

      The Company has two types of Payor contracts: contracts for both inpatient and outpatient services ("global capitation" contracts) and those limited to covered primary and specialty medical care ("professional capitation" contracts). Under global capitation contracts, the Company receives a fixed monthly amount per enrollee for which the Company is financially responsible to provide the enrollee with necessary covered inpatient and outpatient care. Under professional capitation contracts, the Company receives a fixed monthly amount per enrollee for which the Company is financially responsible to provide the enrollee with all necessary covered primary and specialty medical care. Additionally, under professional capitation contracts, the Company is generally a party to shared risk arrangements with Payors which generally reward the Company for the efficient utilization of hospital inpatient services. Under these shared risk arrangements, the Company shares any surplus or, in some cases, deficit, of amounts pre-established by the Payor in relation to inpatient expense. Revenue under global capitation contracts represented 12.1%, 28.9% and 38.8% for 1995, 1996 and 1997, respectively, of managed care business operating revenue. Revenue under professional capitation contracts represented 76.6%, 57.7% and 52.4% for 1995, 1996 and 1997, respectively, of managed care business operating revenue.

      The Company also generates fee-for-service revenue for the performance of medical services through the Professional Corporations and its subsidiaries. These revenues are presented net of contractual deductions and represented 3.3%, 5.6% and 4.5% for 1995, 1996 and 1997, respectively, of managed care business operating revenue.

      Management services revenue represented 7.1%, 5.4% and 2.9% of managed care business operating revenues in 1995, 1996 and 1997, respectively. Management services revenue is generated from several different types of arrangements, including (i) contracted sharing of revenue and profits and (ii) cost plus either a percentage of revenue or a fixed dollar amount or revenue minus expenses. The ranges and types of management services fees payable are (i) 5% to 14% of revenue as defined in the applicable administrative services agreements; (ii) cost plus $.4 million to cost plus $1 million or cost plus 8% of revenue as defined in the administrative services agreements, or (iii) revenues minus expenses.

      Through the Professional Corporations and certain of its subsidiaries, the Company contracts with various health care providers to provide primary care and specialty medical services to covered enrollees. Primary care physicians are compensated on either a salary or capitation basis. Specialty care physician services are paid for on either a fee-for-service or capitation basis.

EMERGENCY DEPARTMENT BUSINESS

      Through the emergency department business, the Company provides contract management and support services primarily to emergency departments. As of December 31, 1997, the Company provided management services on a contract basis to 143 emergency departments, one radiology department, three correctional health care facilities and three urgent care clinics located in 24 states. As of December 31, 1997, the Company contracted with approximately 1,700 physicians who provided certain medical services to approximately 1.6 million patients.

      The Company's contractual arrangements with hospitals are primarily fee-for-service contracts whereby hospitals generally agree, in exchange for the Company's services, to authorize the Company and its contracted health care professionals to bill and collect the professional component of the charges for medical services rendered by such professionals. Fee-for-service contracts may, depending on the hospital's patient volume and payor mix, involve the payment of a subsidy to the Company by the hospital. In 1995, 1996 and 1997, 84.4%, 83.7% and 80.0%, respectively, of the Company's emergency department business operating revenue was earned on a fee-for-service basis. The Company emphasizes fee-for-service reimbursement arrangements in its marketing activities.

      Medical services expense for the emergency department business consists primarily of payments made to independent contractor and employee physicians ("Physician Costs") and, to a lesser extent, the costs of medical supplies, malpractice insurance and laboratory fees. In 1995, 1996 and 1997, Physician Costs accounted for 91.8%, 92.1% and 95.7%, respectively, of emergency department medical services expense.

RESULTS OF OPERATIONS

      The following tables set forth for 1995, 1996 and 1997 selected financial data and selected financial data expressed as a percentage of operating revenue (in thousands).


                                                           YEARS ENDED DECEMBER 31,

                                              1995                                         1996
                         -------------------------------------------------------------------------------------------
                           MANAGED         EMERGENCY                      MANAGED        EMERGENCY
                             CARE         DEPARTMENT                       CARE          DEPARTMENT
                           BUSINESS        BUSINESS        TOTAL         BUSINESS         BUSINESS         TOTAL
                         -----------     -----------    -----------     -----------     -----------     -----------
Operating revenue        $   225,162     $   115,660    $   340,822     $   541,701     $   136,761     $   678,462
Medical services
  expense                    159,903          75,986        235,889         425,159          94,250         519,409
General and
  administrative
  expense                     74,560          29,313        103,873         145,911          27,656         173,567
Depreciation and
  amortization                 4,889           2,269          7,158          12,204           3,204          15,408
Merger, restructuring
  and other unusual
  charges                         --           1,590          1,590          34,767          17,805          52,572
                         -----------     -----------    -----------     -----------     -----------     -----------
Income (loss)
  from operations            (14,190)          6,502         (7,688)        (76,340)         (6,154)        (82,494)
Other (income)
  expense                       (632)          1,758          1,126           2,993             854           3,847
                         -----------     -----------    -----------     -----------     -----------     -----------
Income (loss)
  before minority
  interests and income
  taxes                      (13,558)          4,744         (8,814)        (79,333)         (7,008)        (86,341)
Minority interests'
  share in net loss              683              --            683             866              --             866
Income tax benefit
  (expense)                      220          (1,912)        (1,692)         (1,276)             --          (1,276)
                         -----------     -----------    -----------     -----------     -----------     -----------
Net income (loss)        $   (12,655)    $     2,832    $    (9,823)    $   (79,743)    $    (7,008)    $   (86,751)
                         ===========     ===========    ===========     ===========     ===========     ===========


                                 YEAR ENDED DECEMBER 31,

                                           1997
                         ------------------------------------------
                          MANAGED        EMERGENCY
                            CARE         DEPARTMENT
                          BUSINESS        BUSINESS          TOTAL
                         -----------     -----------    -----------
Operating revenue        $ 1,009,314     $   157,026    $ 1,166,340
Medical services
  expense                    724,232         117,704        841,936
General and
  administrative
  expense                    216,488          24,246        240,734
Depreciation and
  amortization                24,023           3,766         27,789
Merger, restructuring
  and other unusual
  charges                     55,005              --         55,005
                         -----------     -----------    -----------
Income (loss)
  from operations            (10,434)         11,310            876
Other (income)
  expense                     13,587              80         13,667
                         -----------     -----------    -----------
Income (loss)
  before minority
  interests and income
  taxes                      (24,021)         11,230        (12,791)
Minority interests'
  share in net loss              122              --            122
Income tax benefit
  (expense)                      891              --            891
                         -----------     -----------    -----------
Net income (loss)        $   (23,008)    $    11,230    $   (11,778)
                         ===========     ===========    ===========

                                                                YEARS ENDED DECEMBER 31,

                                                1995                                              1996
                             ----------------------------------------------------------------------------------------------
                               MANAGED        EMERGENCY                          MANAGED        EMERGENCY
                                CARE         DEPARTMENT                            CARE         DEPARTMENT
                              BUSINESS        BUSINESS          TOTAL            BUSINESS        BUSINESS        TOTAL
                             ----------      ----------      ----------         ----------      ----------     ----------
Operating revenue                 100.0%          100.0%          100.0%             100.0%          100.0%         100.0%
Medical services
  expense                          71.0%           65.7%           69.2%              78.5%           68.9%          76.6%
General and
  administrative
  expense                          33.1%           25.3%           30.5%              26.9%           20.3%          25.6%
Depreciation and
  amortization                      2.2%            2.0%            2.1%               2.3%            2.3%           2.3%
Merger, restructuring
  and other unusual
  charges                           0.0%            1.4%            0.5%               6.4%           13.0%           7.7%
                             ----------      ----------      ----------         ----------      ----------     ----------
Income (loss) from
  operations                       (6.3)%           5.6%           (2.3)%            (14.1)%          (4.5)%        (12.2)%
Other (income)
  expense                          (0.3)%           1.5%            0.3%               0.6%            0.6%           0.6%
                             ----------      ----------      ----------         ----------      ----------     ----------
Income (loss)
  before minority
  interests and income
  taxes                            (6.0)%           4.1%           (2.6)%            (14.7)%          (5.1)%        (12.8)%
Minority interests'
  share in net loss                 0.3%            0.0%            0.2%               0.2%            0.0%           0.2%
Income tax benefit
  (expense)                         0.1%           (1.7)%          (0.5)%             (0.2)%           0.0%          (0.2)%
                             ----------      ----------      ----------         ----------      ----------     ----------
Net income (loss)                  (5.6)%           2.4%           (2.9)%            (14.7)%          (5.1)%        (12.8)%
                             ==========      ==========      ==========         ==========      ==========     ==========


                                        YEAR ENDED DECEMBER 31,

                                                  1997
                             -----------------------------------------------
                              MANAGED           EMERGENCY
                                CARE            DEPARTMENT
                              BUSINESS           BUSINESS            TOTAL
                             ----------         ----------        ----------
Operating revenue                 100.0%             100.0%            100.0%
Medical services
  expense                          71.8%              75.0%             72.2%
General and
  administrative
  expense                          21.4%              15.4%             20.6%
Depreciation and
  amortization                      2.4%               2.4%              2.4%
Merger, restructuring
  and other unusual
  charges                           5.4%               0.0%              4.7%
                             ----------         ----------        ----------
Income (loss) from
  operations                       (1.0)%              7.2%              0.1%
Other (income)
  expense                           1.3%               0.0%              1.2%
                             ----------         ----------        ----------
Income (loss)
  before minority
  interests and income
  taxes                            (2.3)%              7.2%             (1.1)%
Minority interests'
  share in net loss                 0.0%               0.0%              0.0%
Income tax benefit
  expense                           0.1%               0.0%              0.1%
                             ----------         ----------        ----------
Net income (loss)                  (2.2)%              7.2%             (1.0)%
                             ==========         ==========        ==========

MANAGED CARE BUSINESS

YEARS ENDED DECEMBER 31, 1995, 1996 and 1997

      OPERATING REVENUE: The Company's managed care business operating revenue increased to $1.01 billion in 1997 from $541.7 million in 1996 and $225.2 million in 1995. The increase in revenue is attributable to increases in enrollment to 1,193,800, resulting from acquisitions, internal growth, enrollment from new Payor contracts and the transition of existing Payor contracts to capitated arrangements from fee-for-service. In 1997, managed care business operations generated net fee-for-service revenue of $45.8 million compared to 1996 net fee-for-service revenue of $30.6 million and $7.4 million in 1995. The growth in fee-for-service revenue is attributable to the increasing number of medical facilities managed by the Company, as well as the Company's recent acquisitions, as these companies have historically had proportionally greater fee-for-service revenue than the Company. This trend is not expected to continue as the Company negotiates contracts with existing Payors to move from fee-for-service to capitation arrangements. Management services revenue for 1997 was $29.2 million or 2.9% of managed care business operating revenue compared to $29.1 million or 5.4% of such operating revenue in 1996 and $16.0 million or 7.1% of such operating revenue in 1995. The decrease, in recent years, in management services revenue as a percentage of managed care business operating revenue can be attributed to the increase in total managed care business operating revenue combined with the stability of management services revenue.

      MEDICAL SERVICES EXPENSE: Medical services expense for 1997 was $724.2 million or 71.8% of managed care business operating revenue as compared to $425.2 million or 78.5% of such operating revenue in 1996 and $160.0 million or 71.0% of such operating revenue in 1995. The decrease in medical services expense as a percentage of such operating revenue from 1996 to 1997 resulted from referrals to physicians who have subcapitated contracts and a continued decline in hospital utilization. The increase in medical services expense as a percentage of such operating revenue from 1995 to 1996 resulted primarily from significantly increased membership under global capitation contracts which initially experience a higher medical loss ratio than professional capitation contracts.

      GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense including depreciation and amortization for 1997 was $240.5 million or 23.8% of managed care business operating revenue as compared to $158.1 million or 29.2% of such operating revenue in 1996 and $79.5 million or 35.3% of such operating revenue in 1995. The percentage decrease resulted from integration of acquired companies, achievement of synergies and an increase in efficiencies.

      MERGER, RESTRUCTURING AND OTHER UNUSUAL CHARGES: During 1997, the managed care business of the Company incurred approximately $55.0 million in merger, restructuring and other unusual charges. This amount relates to the AHI, HealthCap, Axminster and Health Partners mergers, and is comprised of investment bankers' fees, attorneys' fees, accountants' fees, wind-down costs and severance and compensation paid as part of the mergers. As these mergers were accounted for as poolings of interests, generally accepted accounting principles require that transaction costs be expensed in the period in which the merger was consummated.

      During 1996, the managed care business of the Company incurred approximately $34.8 million in merger, restructuring and other unusual charges. Approximately $21.1 million resulted from write-offs of goodwill and other assets related to unprofitable operations in Arizona and California. Approximately $11.7 million related to costs of legal fees, accounting fees, investment bankers' fees and other costs associated with the Sterling merger. Approximately $2.0 million arose from the costs of severance payments, lease terminations and other costs associated with consolidating medical centers and adjusting staffing in Florida, Arizona and as a result of the Sterling merger.

      NET INCOME (LOSS) FROM OPERATIONS: In 1997, the managed care business of the Company generated a loss from operations of $23.0 million including merger, restructuring and other unusual charges. Excluding such merger, restructuring and other unusual charges, income from operations was $32.0 million in 1997 as compared to a loss from operations of $45.0 million in 1996 and $12.7 million in 1995. The increase in managed care business income from operations in 1997 results primarily from the increase in average enrollment, growth through acquisitions and reduction in operating expenses through increased efficiencies. The increase in the managed care business loss from operation (excluding merger, restructuring and other unusual charges) from 1995 to 1996 can be attributed to the increased membership under global capitation contracts which initially experience a higher medical loss ratio, as well as a decrease in general and administrative expense which is a result of integration of acquired companies, achievement of synergies and increased efficiencies.

EMERGENCY DEPARTMENT BUSINESS

YEARS ENDED DECEMBER 31, 1995, 1996 and 1997

      OPERATING REVENUE: Emergency department business operating revenue consists of patient revenue, net of contractual deductions, plus other revenue, which consists principally of hospital subsidy payments, flat-rate hospital contract revenue and non-patient generated revenues. Emergency department business operating revenue increased to $157.0 million in 1997 as compared to $136.8 million in 1996 and $115.7 million in 1995. On a percentage basis, the emergency department business operating revenue grew 18.2% in 1996 and 14.8% in 1997. The increases were primarily attributable to the increases in the number of the Company's hospital emergency department contracts from 89 in 1995 and 104 in 1996 to 143 in 1997.

      MEDICAL SERVICES EXPENSE: Medical services expense increased to $117.7 million in 1997 as compared to $94.2 million in 1996 and $76.0 million in 1995. The increase in medical services expense is primarily due to the increase in the number of health care professionals under contract, resulting from the increase in the number of the Company's emergency department contracts, as well as negotiated increases in fees paid to certain health care professionals. Medical services expense as a percentage of emergency department business operating revenue was 75.0% in 1997, 68.9% in 1996 and 65.7% in 1995.

      GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense including depreciation and amortization was $28.0 million in 1997, $30.9 million in 1996 and $31.6 million in 1995. As a percentage of emergency department business operating revenue, general and administrative expense was 17.8% in 1997, 22.6% in 1996 and 27.3% in 1995. The decrease in general and administrative expense is primarily attributable to internal growth without added administrative infrastructure and reductions in expense as a result of the Sterling Merger.

      MERGER, RESTRUCTURING AND OTHER UNUSUAL CHARGES: During 1996, the emergency department business incurred approximately $17.8 million in merger, restructuring and other unusual charges. Approximately $12.4 million resulted from write-offs of goodwill and other assets related to terminated emergency department contracts. Approximately $5.1 million related to costs of legal fees, accounting fees, investment bankers' fees and other costs associated with the Sterling merger. Approximately $.3 million related to restructuring charges which arose from the costs of severance payments, lease terminations and other costs associated with the Sterling merger.

      NET INCOME (LOSS) FROM OPERATIONS: In 1997, the emergency department business generated income from operations of $11.2 million. Excluding merger, restructuring and other unusual charges, the emergency department business income from operations would have been $10.8 million in 1996 and $4.4 million in 1995. The increase in emergency department business income from operations is attributable to the increase in emergency department contracts, internal growth and reduction in operating expenses through increased efficiencies.

QUARTERLY RESULTS

      The following table presents financial information for the eight quarters ended December 31, 1997. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts presented below to present fairly the quarterly results when read in conjunction with the audited consolidated financial statements of the Company and notes thereto. The Company's quarterly results have been subject to fluctuation in the past and as a result, the operating results for any quarter are not necessarily indicative of results for any future period. All amounts in the following table are in thousands and have been restated to give effect to the poolings of interests of FPA with Sterling, AHI, HealthCap, Axminster, Health Partners and Cornerstone for all periods presented.

                                                                     QUARTERS ENDED
-----------------------------------------------------------------------------------------------------------------------------------
                                                        (in thousands, except share and per share data)

                               MARCH 31,         JUNE 30,        SEPTEMBER 30,     DECEMBER 31,        MARCH 31,         JUNE 30,
                                 1996              1996              1996              1996              1997              1997
                             ------------      ------------      ------------      ------------      ------------      ------------
Operating revenue            $    130,508      $    147,458      $    184,291      $    216,205      $    270,067      $    287,350

Medical services
  expense                          95,249           110,953           141,793           171,414           194,453           206,947
General and
  administrative
  expense                          33,686            37,996            42,878            59,007            61,350            59,869
Depreciation and
  amortization                      2,931             3,247             3,911             5,319             7,031             7,755
Merger, restructuring
  and other unusual
  charges                              --                --             1,707            50,865            36,834             1,171
                             ------------      ------------      ------------      ------------      ------------      ------------
Income (loss) from
  operations                       (1,358)           (4,738)           (5,998)          (70,400)          (29,601)           11,608
Other (income)
  expense                              86               517               673             2,571             3,144               847
                             ------------      ------------      ------------      ------------      ------------      ------------
Income (loss) before
  minority interest
  and income taxes                 (1,444)           (5,255)           (6,671)          (72,971)          (32,745)           10,761
Minority interests'
  share of net loss                   220               132               164               350               102                67
Income tax benefit
  (expense)                        (1,187)           (2,044)           (1,997)            3,952             8,110            (4,772)
                             ------------      ------------      ------------      ------------      ------------      ------------
Net income (loss)            $     (2,411)     $     (7,167)     $     (8,504)     $    (68,669)     $    (24,533)     $      6,056
                             ============      ============      ============      ============      ============      ============
Net income (loss) per
  share -- basic
  and dilutive               $       (.07)     $       (.22)     $       (.25)     $      (1.93)     $       (.63)     $        .15
                             ============      ============      ============      ============      ============      ============
Weighted average shares
  outstanding -- basic
  and dilutive                 32,569,234        32,211,372        33,661,579        35,542,571        39,155,605        40,867,538


                                     QUARTERS ENDED
-----------------------------------------------------------
                               (in thousands, except share
                                   and per share data)

                             SEPTEMBER 30,     DECEMBER 31,
                                 1997              1997
                             ------------      ------------
Operating revenue            $    285,960      $    322,963

Medical services
  expense                         210,588           229,948
General and
  administrative
  expense                          59,400            60,115
Depreciation and
  amortization                      5,499             7,504
Merger, restructuring
  and other unusual
  charges                              --            17,000
                             ------------      ------------
Income (loss) from
  operations                       10,473             8,396
Other (income)
  expense                           5,037             4,639
                             ------------      ------------
Income (loss) before
  minority interest
  and income taxes                  5,436             3,757
Minority interests'
  share of net loss                   (47)               --
Income tax benefit
  (expense)                        (5,926)            3,479
                             ------------      ------------
Net income (loss)            $       (537)     $      7,236
                             ============      ============
Net income (loss) per
  share -- basic
  and dilutive               $       (.01)     $        .17
                             ============      ============
Weighted average shares
  outstanding -- basic
  and dilutive                 39,981,522        43,594,548

      Operating and medical services expense during the first and third quarters have been and continue to be affected by movements of members in Payor plans from one plan to another during periods of open enrollment for Payors. Retroactive capitation rate increases generally take effect during the second quarter, while medical services expense increases tend to occur ratably throughout the year. Quarterly results may be affected by final settlements of shared risk distributions which generally occur between six and eighteen months following the respective shared risk year end. Final settlements may differ from estimated amounts. As the Company adds new Payors into the FPA Network, the timing of these adjustments may vary and, consequently, quarterly results may be affected in the future, especially due to the start-up of operations in new regions where there is no operating history. Similarly, if medical services expense varies from amounts previously accrued for claims incurred but not reported ("IBNR"), quarterly operating results may fluctuate. A portion of the Company's expansion strategy includes the acquisition of individual and group physician practices by the FPA Network, and any such acquisition may materially affect quarterly operating results, causing quarterly fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

       The Company requires capital primarily to develop physician networks, acquire physician practices and establish infrastructure in new regions as well as in acquired practices. Capitation arrangements positively impact cash flow because FPA generally receives capitation revenue prior to paying costs associated with services provided under those agreements. However, shared risk arrangements negatively impact cash flow because settlements in connection with these arrangements are typically not collected until significantly after the end of the period in which they were accrued. Fee-for-service revenues also negatively impact cash flow because payment for services rendered generally lags by 90 to 120 days.

      At December 31, 1997, the Company had cash, cash equivalents and marketable securities of $16.1 million and working capital of $7.8 million compared to cash, cash equivalents and marketable securities of $69.5 million and working capital deficit (current liabilities in excess of current assets) of $41.2 million at December 31, 1996.

      During 1997, non-operating sources of cash include net borrowings pursuant to the Credit Agreement (as described below) of approximately $227.6 million, proceeds of approximately $5.5 million from the exercise by the initial purchasers of the overallotment option granted to them in connection with the 1996 offering of convertible subordinated debentures as described below and proceeds from the exercise of stock options and warrants of approximately as $8.2 million. Non-operating uses of cash include the purchase of property and equipment for approximately $17.5 million, payment on long-term debt of approximately $186.0 million and approximately $15.9 million of cash payments in connection with acquisitions.

      At December 31, 1997, approximately 55% of the Company's current liabilities consist of amounts accrued as payable to specialty care physicians, ancillary providers, hospital and other providers of medical services. These accrued liabilities include claims received by the Company which have not yet been paid as well as an estimate of costs for IBNR claims. These amounts are not due and payable until after the provider has presented a claim and are typically paid within 45 business days of receipt of such claims. The increase in claims payable, including IBNR, from approximately $110.5 million at December 1996 to $150.3 million at December 31, 1997 resulted primarily from significantly increased membership and membership under global capitation contracts (which includes hospital services).

      During 1997, the Company entered into a credit agreement for a $175 million three-year revolving line of credit ("Line of Credit") and a $100 million four and one-quarter year term loan ("Term Loan") (collectively, the "Credit Agreement"). A maximum of $155 million and $30 million of the proceeds of the Line of Credit can be used to refinance debt and to secure the Company's capitation deposits, respectively. The remaining proceeds of the Line of Credit can be used for working capital. The proceeds of the Term Loan may be used to refinance debt. The borrowings bear interest based on the prime rate plus 50-75 basis points or the Interbank Eurodollar rate plus 150-175 basis points, as defined in the Credit Agreement. The Credit Agreement contains customary terms, events of default and covenants (including financial covenants) which, among other things, limit payment of cash dividends, the consummation of certain acquisitions and the incurrence of additional debt. The obligations of the Company under the Credit Agreement are collateralized by the assets of the Company and the capital stock and assets of its subsidiaries and the Professional Corporations. The Credit Agreement was further amended effective January 8, 1998, to increase the Line of Credit to

$215 million. At December 31, 1997, the Company had $127.8 million outstanding on the Line of Credit and $99.8 million outstanding under the Term Loan.

      During 1996, the Company entered into a $55.0 million credit, security, guarantee and pledge agreement (the "1996 Credit Agreement") with four financial institutions. Permitted Borrowings, as defined in the Credit Agreement, generally include acquisitions and capital expenditures. Borrowings under this agreement bear interest at either LIBOR plus 2.50%, 2.75% or 3.0%, or prime rate plus 1.0%, 1.25% or 1.50%, as defined in the agreement. At December 31, 1996, the Company had borrowed the maximum of $55.0 million under the Credit Agreement. At June 30, 1997, the outstanding obligations under this agreement were paid in full in conjunction with the execution of the Credit Agreement described above.

      In December 1996, the Company issued $75.0 million of convertible subordinated debentures, which resulted in net proceeds to the Company of approximately $73.0 million. The notes bear interest at 6.50%, payable semiannually, and are convertible into shares of the Company's stock at $25.95 per share. The debentures are redeemable by the Company after December 20, 1999. Upon the occurrence of a Repurchase Event, as defined in the debentures, each holder has the right to require repayment of the debentures at 100% of the principal amount plus accrued interest. In January 1997, the underwriters exercised their overallotment option and purchased an additional $5.5 million of the debentures with identical terms.

      The increase in long-term debt from $263.5 million at December 31, 1996 to $334.0 million at December 31, 1997 resulted primarily from approximately $227.6 million in borrowings net of repayments under the Credit Agreement, $5.5 million in subordinated debentures overallotment issuance and issuance of long-term debt in connection with acquisitions net of repayments of acquisition debt of approximately $172.4 million. At December 31, 1997, long-term debt exceeded stockholders' equity.

      The Company believes that its cash on hand and anticipated cash flows from its operations will be sufficient to meet the Company's operating capital needs into the second quarter of 1998. The Company intends to seek financing to support planned expansion through financing alternatives including private and public offerings of debt and equity-related securities. There can be no assurance that the Company will be able to obtain such financing or that it will be able to issue debt or equity-related securities on terms satisfactory to it. To the extent that additional financing is not available, the Company will delay certain potential acquisitions or certain geographic expansion or may seek alternate sources of financing.

RISKS ASSOCIATED WITH YEAR 2000

      The Company recognizes the need to ensure its operations will not be adversely impacted by the inability of the Company's information systems to process data having dates on or after January 1, 2000 (the "Year 2000" issues). Processing errors due to software failures arising from calculations using the Year 2000 date are a recognized risk. The Company is addressing the risk, with respect to the availability and integrity of its financial systems and the reliability of its operating systems, and is in the process of communicating with suppliers, customers, financial institutions and others with whom it conducts business transactions to assess whether they are Year 2000 compliant. The Company does not believe that it will incur a material financial impact from the risk, or from assessing the risk, arising from the Year 2000 issues. However, there can be no guarantee that the Company's initial assessment of the financial impact of this risk will be accurate; actual results could differ materially from those anticipated. Specific factors that might cause such material differences, include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                    DECEMBER 31,
                                                                                             ---------------------------
                                                                                                1996              1997
                                                                                             ---------         ---------
                                                                                                (in thousands, except
                                                                                                      share data)

                                        ASSETS
Current assets:
  Cash and cash equivalents                                                                  $  29,486         $  16,143
  Marketable securities                                                                         40,000                --
  Accounts receivable -- net of allowance for uncollectible accounts of
      $63,739 and $99,367 at December 31, 1996 and 1997, respectively                          107,463           211,736
  Accounts receivable - other                                                                   31,006            41,608
  Notes receivable from affiliate                                                                1,328                --
  Income taxes receivable                                                                           --             5,320
  Prepaid expenses                                                                               8,528             7,593
  Capitation deposit                                                                            15,410                --
  Deferred income tax asset                                                                      3,479               514
                                                                                             ---------         ---------
              Total current assets                                                             236,700           282,914
Property and equipment - net                                                                    57,209            59,933
Restricted cash and deposits                                                                       489               500
Goodwill and intangibles -- net of accumulated amortization of $10,397 and $30,018 at
      December 31, 1996 and 1997, respectively                                                 324,006           464,264
Deferred income tax asset                                                                        3,190             9,470
Other assets                                                                                    17,228            14,078
                                                                                             ---------         ---------
              Total                                                                          $ 638,822         $ 831,159
                                                                                             =========         =========
                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                                      $  70,857         $  76,254
  Claims payable, including incurred but not reported claims                                   110,523           150,256
  Accrued payroll and related liabilities                                                        4,534            11,942
  Income taxes payable                                                                           2,294                --
  Other current liabilities                                                                     15,350            24,856
  Accrued liability for professional liability claims, current portion                           1,298               700
  Long-term debt, current portion                                                               73,063            11,154
                                                                                             ---------         ---------
              Total current liabilities                                                        277,919           275,162
Long-term debt, net of current portion                                                         190,454           322,873
Accrued liability for professional liability claims, net of current portion                      4,217             2,800
Other long-term liabilities                                                                      5,030            48,051
                                                                                             ---------         ---------
              Total liabilities                                                                477,620           648,886

Minority interests                                                                                 915                --

Stockholders' equity:
  Preferred stock, $.001 par value per share, 2,000,000 shares authorized,
      no shares outstanding                                                                         --                --
  Common stock, $.002 par value, 98,000,000 shares authorized, 39,025,000 and 42,801,000 shares issued and outstanding at December 31, 1996
      and 1997, respectively                                                                        78                86
  Additional paid-in capital                                                                   265,851           299,600
  Stock payable                                                                                    535               573
  Due from stockholder                                                                            (450)             (427)
  Accumulated deficit                                                                         (105,727)         (117,559)
                                                                                             ---------         ---------
             Total stockholders' equity                                                        160,287           182,273
                                                                                             ---------         ---------
             Total                                                                           $ 638,822         $ 831,159
                                                                                             =========         =========

                See notes to consolidated financial statements.

                  FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                YEARS ENDED DECEMBER 31,
                                                                ------------------------------------------------------
                                                                    1995                 1996                  1997
                                                                ------------         ------------         ------------
                                                                    (in thousands, except share and per share data)


Managed care revenue                                            $    199,780         $    469,079         $    919,974
Fee-for-service revenue, net of contractual deductions               105,060              144,990              171,424
Management services revenue                                           16,022               29,103               29,151
Other operating revenue                                               19,960               35,290               45,791
                                                                ------------         ------------         ------------

Operating revenue                                                    340,822              678,462            1,166,340

Medical services expense                                             235,889              519,409              841,936
                                                                ------------         ------------         ------------
                                                                     104,933              159,053              324,404

General and administrative expense                                   103,873              173,567              240,734
Depreciation and amortization expense                                  7,158               15,408               27,789
Merger, restructuring and other unusual charges (Note 8)               1,590               52,572               55,005
                                                                ------------         ------------         ------------

Income (loss) from operations                                         (7,688)             (82,494)                 876

Other income (expense):
  Interest and other income                                            1,698                2,876                7,744
  Interest expense                                                    (2,824)              (6,723)             (21,411)
                                                                ------------         ------------         ------------
              Total other expense                                     (1,126)              (3,847)             (13,667)
                                                                ------------         ------------         ------------
  Loss before minority interests and income taxes                     (8,814)             (86,341)             (12,791)
  Minority interests' share in net loss                                  683                  866                  122
  Income tax benefit (expense)                                        (1,692)              (1,276)                 891
                                                                ============         ============         ============
  Net loss                                                      $     (9,823)        $    (86,751)        $    (11,778)
                                                                ============         ============         ============

  Net loss per share - basic and dilutive                       $       (.43)        $      (2.66)        $       (.29)
                                                                ============         ============         ============

Weighted average shares outstanding - basic and dilutive          22,817,097           32,639,412           40,402,267
                                                                ============         ============         ============

                 See notes to consolidated financial statements.

                 FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                 (in thousands)


                                                                                         (STOCK
                                                                                      SUBSCRIPTIONS
                                                                        ADDITIONAL      RECEIVABLE)/
                                                       COMMON            PAID-IN-          STOCK          DUE TO (FROM)
                                                        STOCK            CAPITAL          PAYABLE          STOCKHOLDER
                                                    ------------      ------------    --------------      ------------
Balances, January 1, 1995                           $         47      $     47,447      $        (14)     $        (26)
  Common stock issued through
     public offering for cash, net of
     costs                                                    11            94,929                --                --
  Common stock issued in exchange for
     cash in private placement, net of costs                   4            17,297                --                --
  Common stock issued in
     connection with acquisitions                             --            13,890                --                --
  Common stock payable issued in
     connection with acquisitions                             --                --               567                --
  Net loss for the year                                       --                --                --                --
  Other                                                       (1)              622                14              (450)
                                                    ------------      ------------      ------------      ------------
Balances, December 31, 1995                                   61           174,185               567              (476)
  Stock options and warrants
     exercised                                                 1            10,306                --                --
  Common stock and stock payable issued
     in connection with acquisitions                           3            52,200                42                --
  Common stock issued in exchange for
     cash in private placement, net of costs                   4            25,842                --                --
  Common stock issued in connection
     with conversion of debt                                   1             3,499                --                --
  Net loss for the year                                       --                --                --                --
  Other                                                        8              (181)              (74)               26
                                                    ------------      ------------      ------------      ------------
Balances, December 31, 1996                                   78           265,851               535              (450)
  Stock options and warrants
     exercised                                                 2             8,175                --                --
  Common stock and stock payable issued
     in connection with acquisitions                           4            18,906               461                --
  Common stock issued in exchange for
     cash in private placement, net of costs                   1             2,635                --                --
  Tax benefit from exercise of options                        --             3,588                --                --
  Net loss for the year                                       --                --                --                --
  Other                                                        1               445              (423)               23
                                                    ------------      ------------      ------------      ------------
Balances, December 31, 1997                         $         86      $    299,600      $        573      $       (427)
                                                    ============      ============      ============      ============



                                                     ACCUMULATED        DEFERRED
                                                      EARNINGS/       COMPENSATION
                                                      (DEFICIT)       STOCK OPTIONS        TOTAL
                                                    ------------      -------------     ------------
Balances, January 1, 1995                           $     (9,722)     $       (447)     $     37,285
  Common stock issued through
     public offering for cash, net of
     costs                                                    --                --            94,940
  Common stock issued in exchange for
     cash in private placement, net of costs                  --                --            17,301
  Common stock issued in
     connection with acquisitions                             --                --            13,890
  Common stock payable issued in
     connection with acquisitions                             --                --               567
  Net loss for the year                                   (9,823)               --            (9,823)
  Other                                                      (58)              103               230
                                                    ------------      ------------      ------------
Balances, December 31, 1995                              (19,603)             (344)          154,390
  Stock options and warrants
     exercised                                                --                --            10,307
  Common stock and stock payable issued
     in connection with acquisitions                          --                --            52,245
  Common stock issued in exchange for
     cash in private placement, net of costs                  --                --            25,846
  Common stock issued in connection
     with conversion of debt                                  --                --             3,500
  Net loss for the year                                  (86,751)               --           (86,751)
  Other                                                      627               344               750
                                                    ------------      ------------      ------------
Balances, December 31, 1996                             (105,727)               --           160,287
  Stock options and warrants
     exercised                                                --                --             8,177
  Common stock and stock payable issued
     in connection with acquisitions                          --                --            19,371
  Common stock issued in exchange for
     cash in private placement, net of costs                  --                --             2,636
  Tax benefit from exercise of options                        --                --             3,588
  Net loss for the year                                  (11,778)               --           (11,778)
  Other                                                      (54)               --                (8)
                                                    ------------      ------------      ------------
Balances, December 31, 1997                         $   (117,559)     $         --      $    182,273
                                                    ============      ============      ============


                 See notes to consolidated financial statements.

                  FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            YEARS ENDED DECEMBER 31,
                                                                    1995              1996              1997
                                                                 ---------         ---------         ---------
                                                                                 (in thousands)

Cash flows from operating activities:
  Net loss                                                       $  (9,823)        $ (86,751)        $ (11,778)
  Adjustments to reconcile net loss
     to net cash used by operating activities:
    Depreciation and amortization expense                            7,158            15,408            27,789
    Minority interests' share in net loss                             (683)             (866)             (122)
    Impairment of goodwill                                             435            34,201                --
    Other                                                              994               999                --
    Changes in assets and liabilities, net
      of effects of acquisitions:
      Accounts and notes receivable                                (23,600)          (67,528)         (113,542)
      Income taxes receivable/payable                               (1,874)            3,397            (7,615)
      Capitation deposit                                                --           (15,410)           15,410
      Deferred income taxes                                           (814)           (3,395)              273
      Accounts payable and accrued expenses                          5,160            19,605            (9,609)
      Claims payable, including incurred but not reported            3,144            67,983            33,733
        claims
      Accrued liability for professional liability claims             (739)            2,465            (5,253)
      Accrued payroll and related liabilities                          380             2,581             6,181
      Prepaid expenses and other assets                             (2,472)              153             2,371
      Other liabilities                                              1,106               319           (25,102)
                                                                 ---------         ---------         ---------
                      Total adjustments                            (11,805)           59,912           (75,486)
                                                                 ---------         ---------         ---------
    Net cash used by operating activities                          (21,628)          (26,839)          (87,264)
Cash flows from investing activities:
  Purchase of property and equipment                               (11,344)          (16,472)          (17,501)
  Payments for intangible assets                                    (1,690)          (13,342)               --
  Net payments (to) from affiliate                                    (677)             (801)            1,328
  Investment in affiliate                                           (1,995)           (3,000)               --
  Net sale(purchase) of marketable securities                        1,851           (31,771)           40,000
  Acquisitions, net of cash acquired                               (44,332)          (18,694)          (15,949)
  Other                                                             (1,732)            2,299                 7
                                                                 ---------         ---------         ---------
    Net cash provided (used) by investing activities               (59,919)          (81,781)            7,885
                                                                 ---------         ---------         ---------
Cash flows from financing activities:
  Net proceeds from issuance of common stock                       112,241            25,903             2,636
  Redemption of common stock                                           (18)               --              (104)
  Net proceeds from issuance of convertible subordinated
    notes payable                                                       --            73,125             5,536
  Proceeds from exercise of stock options and warrants                 156            10,575             8,177
  Proceeds from issuance of notes payable                           13,515            59,978             8,176
  Net borrowings under bank credit facilities                        7,815                --           227,570
  Payments on long-term debt                                       (19,754)          (73,841)         (186,051)
  Other                                                                 17              (120)               96
                                                                 ---------         ---------         ---------
    Net cash provided by financing activities                      113,972            95,620            66,036
                                                                 ---------         ---------         ---------
Net increase (decrease) in cash and cash equivalents                32,425           (13,000)          (13,343)
Cash and cash equivalents, beginning of year                        10,061            42,486            29,486
                                                                 ---------         ---------         ---------
Cash and cash equivalents, end of year                           $  42,486         $  29,486         $  16,143
                                                                 =========         =========         =========

Supplemental cash flow information:
  Cash paid for interest                                         $   2,182         $   4,425         $  20,675
  Cash paid for income taxes                                         6,197             1,053             3,718
  Equipment acquired under capital leases                              477             2,130               557
  Effects of acquisitions:
    Fair value of assets acquired                                $ 117,684         $ 340,707         $ 149,669
    Liabilities assumed                                            (59,462)         (269,768)         (114,349)
    Common stock issued in connection with acquisitions            (13,890)          (52,245)          (19,371)
                                                                 ---------         ---------         ---------
    Net cash paid for acquisitions                               $  44,332         $  18,694         $  15,949
                                                                 =========         =========         =========


                 See notes to consolidated financial statements.

                  FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

      FPA Medical Management, Inc. ("FPA"), a Delaware corporation incorporated in 1994, is a national physician practice management company, which, through its network of primary care physicians, affiliated professional corporations ("Professional Corporations") and subsidiaries, contracts with health maintenance organizations ("HMOs") and other prepaid health insurance plans (collectively, "Payors") to provide and manage physician and related health care services to enrollees who select FPA Network primary care physicians. FPA also provides contract management and support services to hospital emergency and radiology departments, correctional health care facilities and rural health urgent care clinics.

BASIS OF PRESENTATION

      The mergers of FPA with each of Sterling Healthcare Group, Inc. ("Sterling"), AHI Healthcare Systems, Inc. ("AHI") , HealthCap, Inc. ("HealthCap"), Axminster Medical Group, Inc. ("Axminster"), Health Partners, Inc. ("Health Partners") and Cornerstone Physicians Corporation ("Cornerstone") have been accounted for as poolings of interests and, accordingly, the consolidated financial statements include the results of FPA, Sterling, AHI, HealthCap, Axminster, Health Partners and Cornerstone for all periods presented. Information concerning common stock and per share data has been restated on an equivalent share basis. The consolidated financial statements present the financial position and results of operations of FPA and the predecessor entities, including the accounts of FPA subsidiaries and certain Professional Corporations (collectively, the "Company").

CASH AND CASH EQUIVALENTS

      Cash equivalents are defined as highly liquid financial instruments with maturities of three months or less when acquired. A substantial portion of the Company's cash and cash equivalents are deposited in two financial institutions. The Company monitors financial conditions of each financial institution and does not believe that the deposits are subject to a significant degree of risk.

MARKETABLE SECURITIES

      Marketable securities consist of corporate debt securities and certificates of deposit. Such securities have been classified as available for sale in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The estimated fair value of the Company's marketable securities is based on quoted market prices, which approximate cost, and therefore no unrealized gains or losses have been recorded in the accompanying consolidated financial statements. Marketable securities at December 31, 1996 consisted of Eurodollar certificates of deposit.

CAPITATION DEPOSITS

      Capitation deposits represent funds on deposit from a significant Payor in Florida. In accordance with the Payor contract, 60% of the capitation revenue earned each month was retained by the Payor for payment of claims. An accrual was included in claims payable, including incurred but not reported claims in the accompanying consolidated balance sheet for the estimated amount of claims payable related to this Payor contract. The Company was entitled to all of the interest earned on this account. The contract required a minimum balance in this account.

PROPERTY AND EQUIPMENT

      Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets, generally three to seven years and thirty years for buildings. Leasehold improvements are amortized over the lesser of the estimated useful term or the remaining life of the related lease. If management concludes that the carrying value will not be recovered, an impairment write-down is recorded to reduce the asset to its estimated fair value. The Company periodically assesses its ability to recover the carrying value of its long-lived assets.

RESTRICTED CASH AND DEPOSITS

      The Company records as restricted cash funds escrowed for payment of claims, for future acquisitions, and other funds contractually required to be segregated from the Company's operating cash.

GOODWILL AND INTANGIBLE ASSETS

      The Company has classified as goodwill the excess of the purchase price over the fair value of the net assets of entities acquired. Intangible assets consist primarily of value assigned to managed care contracts and noncompete agreements recorded in connection with certain acquisitions. Goodwill and intangibles are amortized on a straight-line basis over the estimated periods of future benefit of 5 to 40 years. At each balance sheet date, the Company reviews the carrying value of the goodwill and intangibles to determine if facts and circumstances suggest that they may be impaired or that the amortization period may need to be changed. The Company considers external factors, as well as internal factors, relating to each acquired business, including hospital and physician contract changes, local market developments, changes in third party payments, national health care trends, and other publicly available information. If these external and internal factors indicate that the goodwill will not be recoverable, as determined based upon undiscounted cash flows before interest charges of the business acquired over the remaining amortization period, the carrying value of the goodwill or intangibles will be reduced. The Company does not believe there currently are any indicators that would require an adjustment to the carrying value of the goodwill or intangibles or their remaining useful lives.

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

      Fee-for-service revenue is reported on the accrual basis, net of estimated third-party contractual deductions. Further adjustments are recorded to reflect amounts estimated to be uncollectible based upon individual contract experience. The allowance considered necessary to cover contractual deductions and uncollectible accounts is based on an analysis of current and past due accounts, collection experience in relation to amounts billed and other relevant information. Accounts receivable represents amounts due from third-party payors including Medicare and Medicaid, patients and others for services rendered. Accounts receivable - other represents amounts due from third party payors related to claims reimbursements, management services receivables, subsidy receivables and amounts advanced to non-affiliated professional corporations.

      For emergency department receivables, the concentration of credit risk relating to accounts and subsidy receivables is limited by the number and geographic dispersion of hospital emergency departments managed by the Company, as well as by the large number of patients and Payors, including various governmental agencies, in the states in which the Company operates.

      In 1995, 1996 and 1997, revenues from governmental agencies made up approximately 31.7%, 39.0% and 36.9%, respectively, of operating revenue.

MANAGED CARE BUSINESS

      The Company currently manages the provision of prepaid managed health care services for networks of primary care physicians in numerous states. The FPA Network consists of FPA, its subsidiaries, the Professional Corporations and various independent practitioners.

      The Professional Corporations and certain subsidiaries contract with Payors to provide for the delivery of health care services on a capitation basis (i.e., a fixed payment per enrollee per month). Through administrative services agreements, the Professional Corporations assign payments from Payors to the Company in return for management services, specialty medical care claims administration and payment, and other services.

      FPA has a controlling financial interest in the Professional Corporations (except as described below with respect to certain Health Partners affiliated professional corporations and independent practice associations ("IPAs")) for all periods presented, other than by means of owning the majority of the voting stock of the Professional Corporations. FPA and its subsidiaries are unable to own a majority interest in the Professional Corporations in states which prohibit the corporate practice of medicine. The Professional Corporations have as shareholders and directors certain physicians who are employees of FPA or one of its subsidiaries. Each shareholder/director has entered into a succession agreement which requires such shareholder/director to sell to a designee of FPA such shareholder/director's shares of stock for a nominal amount if such shareholder/director is terminated from employment with FPA. This ensures unilateral and perpetual control over the Professional Corporations by FPA. Due to a parent-subsidiary relationship under generally accepted accounting principles, FPA has consolidated the financial statements of the Professional Corporations (except as described below). FPA believes that consolidation of the financial statements of these Professional Corporations is necessary to present fairly the financial position and results of operations of the Company.
All significant inter-entity transactions have been eliminated in consolidation.

      As part of the Health Partners merger, the Company acquired certain affiliated medical corporations and independent practice associations in which it does not have a controlling financial interest. Accordingly, the Company recognizes only the net revenue of such entities in which it does not exercise control as management services revenue in the consolidated financial statements.

      Capitation payments from Payors are paid monthly and are recognized as revenue during the period in which enrollees are entitled to receive services. Contracts with Payors have terms of one to 30 years, with automatic renewal periods and are generally terminable with prior notice (generally between 30 and 180 days).

      The Company has two types of managed care Payor contracts: contracts for both inpatient and outpatient services ("global capitation" contracts) and those limited to covered primary and specialty medical care ("professional capitation" contracts). Under global capitation contracts, which accounted for approximately 12.1%, 28.9% and 38.8% of managed care business operating revenue in 1995, 1996 and 1997, respectively, the Company receives a fixed monthly amount per enrollee for which the Company is financially responsible to provide the enrollee with necessary covered inpatient and outpatient care. Under professional capitation contracts, the Company receives a fixed monthly amount per enrollee for which the Company is financially responsible to provide the enrollees with all necessary covered primary and specialty medical care. Revenue under professional capitation contracts represented 76.6%, 57.7% and 52.4% of managed care business operating revenue in 1995, 1996 and 1997, respectively. Additionally, under professional capitation contracts, the Company is generally a party to shared risk arrangements with Payors which generally reward the Company for the efficient utilization of hospital inpatient services. Under these shared risk arrangements, the Company shares any surplus or, in some cases, deficit of inpatient cost in relation to amounts pre-established in the Payor contract. Estimates of shared risk amounts to be received or paid by the Company are recorded based on estimates of hospital utilization costs. Differences between actual settlements and amounts estimated as receivable (or payable) relating to the shared risk arrangements are recorded at the time of settlement, which can be as much as six to eighteen months following the respective shared risk contract year end. The Company does not believe that the final settlements of these shared risk arrangements will differ materially from the estimated amounts recorded in the financial statements.

      Fee-for-service revenue is recorded by the Professional Corporations and certain subsidiaries for the performance of medical services. Such revenues are presented net of contractual deductions and represented 3.3%, 5.6% and 4.5% for 1995, 1996 and 1997, respectively, of managed care business operating revenue.

      Management services revenue is based on several different types of arrangements including contracted sharing of revenue and profits, cost plus either a percentage of revenue or a fixed dollar amount, or revenue minus expenses. The ranges of management fees receivable are (i) 5% to 14% percent of revenue as defined in the administrative services agreements; (ii) cost plus $.4 million to cost plus $1 million or cost plus 8% of revenue as defined in the administrative services agreements, or (iii) revenue minus expenses. Management services revenue represented 7.1%, 5.4%, and 2.9% of managed care business operating revenue in 1995, 1996 and 1997, respectively.

EMERGENCY DEPARTMENT BUSINESS

      Through the emergency department business, the Company provides contract management and support services primarily for hospital emergency departments. As of December 31, 1997, the Company provided management services on a contract basis to 143 emergency departments, one radiology department, three correctional health care facilities and three health urgent care clinics located in 24 states. As of December 31, 1997, the Company contracted with approximately 1,700 physicians who provide certain medical services to approximately 1.6 million patients pursuant to these contracts. Contractual arrangements with hospitals are primarily fee-for-service whereby hospitals agree to authorize the Company and its contracted health care professionals to bill and collect for the professional component of the charges for medical services rendered by the Company's contracted health care professionals.

      Through the emergency department business, the Company generates fee-for-service revenues, net of contractual deductions, representing 84.4%, 83.7% and 80.0% of the emergency department business operating revenues in 1995, 1996 and 1997, respectively. In addition, the Company has arrangements with certain hospitals for monthly subsidy amounts which compensate for patient revenues not achieving specified levels.

MEDICAL SERVICES EXPENSE

      Through the Professional Corporations and certain subsidiaries, the Company contracts with various health care providers to provide medical services to covered enrollees. Primary care physicians are compensated pursuant to compensation arrangements with the Professional Corporations on either a salary or capitation basis. The costs of referrals to specialty care physicians are paid on either a fee-for-service or capitation basis. Under global capitation contracts, the Company contracts for inpatient services which are paid on a fee-for-service or per diem basis.

      The Company purchases stop-loss insurance protection which provides thresholds or "attachment points", generally $100,000 for inpatient services, at which substantially all financial exposure for inpatient service of an enrollee beyond such threshold is contractually shifted to the insurer up to a specified level (generally $1 million), at which point the risk of loss returns to the Company. In California only, the stop-loss insurance protection threshold is $125,000 for inpatient services. The Company does not purchase stop-loss insurance protection for outpatient services.

INCOME TAXES

      The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting For Income Taxes," which requires the use of the liability method for deferred income taxes (see Note 9).

EARNINGS PER COMMON SHARE

      Net income (loss) per common share is computed based on the weighted average number of shares and dilutive share equivalents (options and warrants) outstanding, giving retroactive effect to all stock splits and dividends.

      The Company accounts for earnings per common share in accordance with SFAS No. 128, "Earnings per Share," which specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock.

STOCK-BASED COMPENSATION

      SFAS No. 123 requires expanded disclosure of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Corporations are permitted, however, to continue to apply Accounting Principles Board ("APB") Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company has continued to apply APB Opinion No. 25 to its stock-based compensation awards to employees and has disclosed the required pro forma effect on net loss and net loss per share (See Note 6).

PROFESSIONAL LIABILITY COVERAGE

      The Company maintains professional liability coverage for the Company and its employee and independent contractor physicians on a claims-made basis. The Company records an estimate of its liabilities for medical malpractice. Such liabilities are not discounted.

ACCOUNTING ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

      Certain reclassifications have been made to prior years' financial statements to conform to current year classifications.

2.    BUSINESS COMBINATIONS

      The following acquisitions were accounted for as poolings of interests:

      On October 31, 1996, FPA and Sterling consummated a business combination (the "Sterling Merger"). Pursuant to the Sterling Merger, 8,097,781 shares of FPA common stock were issued in exchange for all the outstanding shares of Sterling capital stock.

      On March 17, 1997, FPA and AHI consummated a business combination (the "AHI Merger"). Pursuant to the AHI Merger, 5,797,968 shares of FPA common stock were issued in exchange for all the outstanding shares of AHI capital stock.

      On June 30, 1997, FPA and HealthCap consummated a business combination (the "HealthCap Merger") . Pursuant to the HealthCap Merger, 1,940,960 shares of FPA common stock were issued in exchange for all the outstanding shares of HealthCap capital stock.

      On September 30, 1997, FPA and Axminster consummated a business combination (the "Axminster Merger"). Pursuant to the Axminster Merger, 482,372 shares of FPA common stock were issued in exchange for all the outstanding shares of Axminster capital stock.

      On October 13, 1997, FPA and Health Partners consummated a business combination (the "Health Partners Merger"). Pursuant to the Health Partners Merger, 5,227,273 shares of FPA common stock were issued in exchange for all the outstanding shares of capital stock of Health Partners.

      On November 26, 1997, FPA and Cornerstone consummated a business combination (the "Cornerstone Merger"). Pursuant to the Cornerstone Merger, 1,416,804 shares of FPA common stock were issued in exchange for all the outstanding shares of capital stock of Cornerstone.

      In recording business combinations, the Company's prior period financial statements have been restated to reflect the foregoing poolings of interests. The results of operations for the separate entities, up to the date of the respective merger, are presented in the following table:


                                    1995                1996               1997
                                -----------         -----------         -----------
                                                    (in thousands)
      OPERATING REVENUE
FPA                             $    52,692         $   339,569         $   982,296
Sterling                            115,660             100,750                  --
AHI                                 114,283             118,786              31,380
HealthCap                            10,658              27,226              20,571
Axminster                            15,187              16,322              11,413
Health Partners                      31,976              74,569             115,831
Cornerstone                             366               1,240               4,849
                                -----------         -----------         -----------
                                $   340,822         $   678,462         $ 1,166,340
                                ===========         ===========         ===========

      NET INCOME (LOSS):
FPA                             $     1,003         $   (19,158)        $    10,375
Sterling                              2,832               3,442                  --
AHI                                  (3,101)            (54,268)             (4,682)
HealthCap                            (1,890)             (3,814)             (3,590)
Axminster                                20                 (11)              2,407
Health Partners                      (7,171)             (9,471)            (11,355)
Cornerstone                          (1,516)             (3,471)             (4,933)
                                -----------         -----------         -----------
                                $    (9,823)        $   (86,751)        $   (11,778)
                                ===========         ===========         ===========

      The following is a summary of material acquisitions consummated during 1996 and 1997 by the Company, its subsidiaries or one of the Professional Corporations. Such acquisitions were accounted for using the purchase method of accounting. Goodwill totaling approximately $385 million was recorded (inclusive of approximately $106 million of goodwill recorded in 1997 subsequent to independent valuations of assets acquired and liabilities assumed in connection with acquisitions consummated during 1996). Goodwill is amortized over periods ranging from 25 to 30 years. In connection with these acquisitions, the Company issued common stock valued at approximately $87.7 million, notes payable of $169.8 million, paid cash of $29.7 million and $4.3 million in other consideration.

      VIP, IPA, A Professional Corporation                     January     1996
      Foundation Health IPA                                    January     1996
      Century Family Medical Group, IPA                        January     1996
      Century Family Medical Group, Inc.                       January     1996
      Chabot Medical Group IPA                                 January     1996
      Physicians First, Inc.                                   June        1996
      Family First Pharmacy, Inc.                              June        1996
      FPA Family Pharmacy, Inc.                                June        1996
      Physicians Medical Group of Florida, Inc.                June        1996
      FHC IPA, Inc.                                            July        1996
      Intergroup IPA, P. C.                                    July        1996
      Foundation Health Medical Services                       December    1996
      Foundation Health Medical Group, Inc.                    December    1996
      FHMG/TDMC Medical Group, A Professional Corporation      December    1996
      Thomas Davis Medical Centers, P. C.                      December    1996
      Emergency Medical Care, Incorporated.                    September   1997
      Carolina HealthCare Group, Inc.                          October     1997

3.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following at December 31 (in thousands):

                                                        1996             1997
                                                      --------         --------

Land, buildings and leasehold improvements            $ 14,475         $ 14,314
Furniture, fixtures and equipment                       57,498           69,139
Vehicles                                                   312              389
                                                      --------         --------
  Total                                                 72,285           83,842
Accumulated depreciation and amortization              (15,076)         (23,909)
                                                      --------         --------
Property and equipment, net                           $ 57,209         $ 59,933
                                                      ========         ========

4.    DEBT

CONVERTIBLE SUBORDINATED DEBENTURES

      In December 1996, the Company issued $75.0 million of convertible subordinated debentures due December 2001, which resulted in net proceeds to the Company of approximately $73.1 million. The notes bear interest at 6.5%, with interest payable semiannually, and are convertible into FPA common stock at $25.95 per share. The debentures are redeemable by the Company after December 20, 1999. Upon the occurrence of a Repurchase Event, as defined in the debenture, each holder has the right to require repayment of the debentures at 100% of the principal amount plus accrued interest. In January 1997, upon exercise of the overallotment option granted to the initial purchasers, the Company issued $5.5 million of additional convertible subordinated debentures with the same terms for net proceeds of $5.5 million.

NOTES PAYABLE

      The following is a summary of long-term debt at December 31 (in thousands):

                                                                                                         1996            1997
                                                                                                       --------        --------

Notes payable, interest ranging from 7% to 10.25% , principal due through December 2000                $ 12,211        $  7,024
Convertible debentures payable, interest at 6.5% , principal due December 2001                           75,000          80,535
Term Loan with a financial institution, interest at LIBOR (7.625%, including
  applicable basis points at December 31, 1997), principal due September 2001                                --          99,750
Revolving Line of Credit with a financial institution, interest at LIBOR (7.75%, including
  applicable  basis points at December 31, 1997), principal due September 2001                               --         107,820
Note payable to a financial institution, interest at 9.0%, principal due September 2001                      --          20,000
Notes payable to former stockholders of Sterling, interest at rates ranging from 5% to 5.54%                759              --
Note payable, interest at LIBOR (6.5%, including applicable basis points at December 31, 1997),
  payable in six quarterly installments through March 1999                                                   --           5,000
Notes payable to financial institutions, interest at 5.5%, due October 1997                              55,000              --
Note payable, interest at LIBOR, 59 payments of principal and interest
  due commencing February 1999 through December 2003                                                     97,759              --
Notes payable, interest at 6.02%, principal due January 2006                                             20,175          10,222
Other                                                                                                     2,613           3,676
                                                                                                       --------        --------
  Total                                                                                                 263,517         334,027
Less current portion                                                                                     73,063          11,154
                                                                                                       --------        --------
Long term debt, net of current portion                                                                 $190,454        $322,873
                                                                                                       ========        ========

      At December 31, 1997, scheduled future payments on long-term debt are as follows (in thousands):

                                                              NOTES PAYABLE          CAPITAL
                                                                AND OTHER            LEASES
                                                             --------------     ---------------
1998                                                         $        9,680     $         1,708
1999                                                                  5,498                 976
2000                                                                 11,688                 210
2001                                                                298,296                  50
2002                                                                  1,433                  58
Thereafter                                                            4,821                  --
                                                             --------------     ---------------
                                                             $      331,416               3,002
                                                             ==============
Amount representing interest on capital leases                                             (391)
                                                                                ----------------
Present value of net minimum capital lease payments                                       2,611
Notes payable and other                                                                 331,416
                                                                                ---------------
Total                                                                           $       334,027
                                                                                ===============

CREDIT AGREEMENT

      On January 29, 1996, the Company entered into a credit, security, guarantee and pledge agreement (the "1996 Credit Agreement") with four financial institutions. Permitted Borrowings, as defined in the 1996 Credit Agreement, generally include those for acquisitions and capital expenditures. Borrowings bear interest at rates ranging from either LIBOR plus 2.5%, 2.75% or 3.0% or prime rate plus 1.0%, 1.25%, or 1.5%, as defined in the 1996 Credit Agreement. At December 31, 1996, the Company had borrowed the maximum of $55.0 million under the Credit Agreement. At June 30, 1997, the outstanding obligation under this agreement was paid in full in conjunction with the execution of a new credit agreement on June 30, 1997.

      On June 30, 1997, the Company entered into a credit agreement for a $175 million three-year revolving line of credit ("Line of Credit") and a $100 million four and one-quarter year term loan ("Term Loan") (collectively, the "Credit Agreement"). A maximum of $155 million and $30 million of the proceeds of the Line of Credit can be used to refinance debt and to secure the Company's capitation deposits, respectively. The remaining proceeds of the Line of Credit can be used for working capital. The proceeds of the Term Loan may be used to refinance debt. The borrowings bear interest based on the prime rate plus 50-75 basis points or the Interbank Eurodollar rate plus 150-175 basis points, as defined in the Credit Agreement. The Credit Agreement contains customary terms, events of default and covenants (including financial covenants) which, among other things, limit payment of cash dividends, the consummation of certain acquisitions and the incurrence of additional debt. The obligations of the Company under the Credit Agreement are collateralized by the assets of the Company and the capital stock and assets of its subsidiaries and the Professional Corporations. The Credit Agreement was further amended effective January 9, 1998, to increase the Line of Credit to $215 million. At December 31, 1997, the Company had $127.8 million outstanding on the Line of Credit and $99.8 million outstanding under the Term Loan. In lieu of a capitation deposit, two letters of credit in the amount of $27.5 million and a $2.5 million, respectively, have been established. At December 31, 1997, no amounts have been drawn against either letter.

      On December 9, 1997, the Company entered into an interest rate cap transaction to effectively limit the base LIBOR rate on the Term Loan to 7.5%. The interest rate cap is effective from December 9, 1997 through the maturity date of the Term Loan (September 30, 2001). The consideration granted to the financial institution providing the interest rate cap was an option to swap the Company's floating base LIBOR rate to a fixed rate of 6.07% at June 30, 1999, through the maturity date of the Term Loan.

5.    COMMITMENTS AND CONTINGENCIES

LEGAL

      The Company is party to certain legal actions arising in the ordinary course of business including the following lawsuit involving AHI, a subsidiary of the Company. AHI is a defendant in a purported class action securities lawsuit entitled In re AHI Healthcare Systems, Inc. Securities Litigation filed in the United States District Court for the Central District of California, Western Division. The suit was initially filed against AHI, certain of its officers and directors, and its underwriters on December 20, 1995 prior to the merger of AHI with the Company. The suit asserts that AHI artificially inflated the price of its stock by, among other things, misleading securities analysts and by failing to disclose in its initial public offering prospectus alleged difficulties with the acquisition of Lakewood Health Plan, Inc. and with two of AHI's payor contracts with FHP, Inc. The plaintiffs seek unspecified damages on behalf of the stockholders who purchased AHI's common stock between September 28, 1995 and December 19, 1995. On January 17, 1997 the district court (a) granted AHI's motion for partial summary judgment and dismissed the class plaintiffs' claims concerning the alleged misrepresentations regarding AHI's intended use of initial public offering proceeds and AHI's relationship with FHP, Inc. but (b) denied summary judgment on the claims relating to the proposed acquisition of Lakewood Health Plan, Inc. As a result, only those claims relating to Lakewood Health Plan and AHI's alleged liability for the public statements of securities analysts following AHI remain in the suit. FPA intends to vigorously defend this lawsuit and does not expect that the outcome of this lawsuit will have a material adverse effect on its financial condition or results of operations.

      Management of the Company does not believe any legal actions, including the AHI lawsuit discussed above, will have a material adverse effect on the Company's financial condition or results of operations. The Company maintains professional liability, errors and omissions and directors and officers liability insurance in amounts it deems appropriate.

OPERATING LEASES

      The Company is party to certain facilities and equipment leases which terminate at various dates through 2005. Future minimum lease payments required under all operating leases are as follows (in thousands):

       1998                     $ 27,939
       1999                       23,640
       2000                       20,084
       2001                       13,946
       2002                       11,676
       Thereafter                 24,169
                                --------
       Total                    $121,454
                                ========

      For 1995, 1996 and 1997, total expense under these non-cancelable operating leases was $9.3 million, $16.8 million and $28.2 million, respectively.

6.    STOCKHOLDERS' EQUITY

      The accompanying consolidated financial statements and notes retroactively reflect all stock splits, and a one-for-one common stock dividend distributed April 3, 1995 to stockholders of record on March 1, 1995. All share, per share and stock option data have been restated to reflect the stock splits and dividend.

      In 1995, a director of a subsidiary purchased 32,000 shares of common stock for $450,000 by delivery of a note which is payable in monthly installments commencing January 1996 through May 2002. The note is collateralized by the purchased shares and is included in Due from Stockholder in the accompanying consolidated balance sheet. In addition, the Company granted this director 42,675 stock options exercisable in installments over a seven-year period at $14.06 per share.

STOCK OPTION PLANS

      Under the Company's Amended Omnibus Stock Option Plan (the "Omnibus Plan"), options granted may be either incentive stock options or nonqualified stock options, which expire no later than 10 years from the date of grant. Options generally vest over three to five years. The Company has reserved 8,500,000 shares of common stock for the granting of options under the Omnibus Plan. During the years ended December 31, 1995, 1996 and 1997, the Company granted nonqualified stock options to purchase 709,072, 4,391,384 and 1,617,680 shares, respectively, of the Company's common stock at prices equal to the fair market value of the stock on the date of grant. As of December 31, 1996 and 1997, the total number of options outstanding under the Omnibus Plan were 5,725,120 and 6,586,776, respectively. In 1997, the stockholders of the Company approved an amendment to the Omnibus Plan which increased the number of shares available for the grant of options from 6,500,000 to 8,500,000.

      Under the Company's 1994 Physician Stock Option Plan (the "Physician Plan"), options granted are nonqualified stock options, which expire no later than 10 years from the date of grant. Options generally vest over two to five years. The Company has reserved 1,500,000 shares of common stock for the granting of options under the Physician Plan. During the years ended December 31, 1995, 1996 and 1997, the Company granted nonqualified stock options to purchase 477,460, 184,292 and 600,971 shares, respectively, of the Company's common stock at prices equal to the fair market value of the stock on the date of grant. As of December 31, 1996 and 1997, the total number of options outstanding under the Physician Plan were 637,427 and 1,170,707, respectively.

      Under the Company's 1995 Non-employee Directors Nonqualified Stock Option Plan (the "1995 Directors Plan"), options granted are nonqualified stock options, which expire no later than 10 years from the date of grant. Options vest on the first anniversary of the date of grant. The Company has reserved 200,000 shares of common stock for the granting of options under the 1995 Directors Plan. During the years ended December 31, 1995, 1996 and 1997, the Company granted nonqualified stock options to purchase 17,500, 12,500 and 74,000 shares, respectively, of the Company's common stock at prices equal to the fair market value of the stock on the date of grant. As of December 31, 1996 and 1997, the total number of options outstanding under the 1995 Directors Plan were 25,000 and 89,000, respectively. In 1997, the stockholders of the Company approved amendments to the 1995 Directors Plan which increased the number of shares of common stock to 15,000 that may be purchased pursuant to the automatic grant of options and which increased the annual grant to non-employee directors.

      During the year ended December 31, 1997, in connection with the HealthCap Merger, the Company assumed certain incentive stock options and nonqualified stock outstanding under stock option plans maintained by HealthCap, Inc. (the "HealthCap Plans"). As of December 31, 1997, the total number of options outstanding under the HealthCap Plans was 112,236. No further options are available for grant pursuant to the HealthCap Plans. Options expire no later than ten years from the date of grant.

     Stock option transactions and prices are summarized as follows:

                                                                                                   HEALTHCAP
                                                                                   1995            MANAGEMENT
                                                                               NON-EMPLOYEE        GROUP, INC.
                                                                                DIRECTORS           QUALITY
                                                                               NONQUALIFIED        CONSULTANT      HEALTHCAP INC.
                                         OMNIBUS STOCK     1994 PHYSICIAN      STOCK OPTION       STOCK OPTION      1994 STOCK
                                          OPTION PLAN        OPTION PLAN           PLAN               PLAN          OPTION PLAN
                                         -------------     --------------      ------------       ------------     --------------
Shares under option:
Outstanding at January 1, 1995                855,254                 --                 --                 --                 --
  Granted                                     709,072            477,460             17,500                 --                 --
  Exercised                                        --                 --                 --                 --                 --
  Canceled                                    (13,692)               (25)                --                 --                 --
                                         ------------       ------------       ------------       ------------       ------------
Outstanding at December 31, 1995            1,550,634            477,435             17,500                 --                 --
  Granted                                   4,391,384            184,292             12,500                 --                 --
  Exercised                                  (181,421)           (14,200)            (5,000)                --                 --
  Canceled                                    (35,477)           (10,100)                --                 --                 --
                                         ------------       ------------       ------------       ------------       ------------
Outstanding at December 31, 1996            5,725,120            637,427             25,000               --                 --
  Grants assumed in HealthCap merger               --                 --                 --             66,369            340,887
  Granted                                   1,617,680            600,971             74,000                 --                 --
  Exercised                                  (686,114)           (51,697)           (10,000)            (7,448)          (280,796)
  Canceled                                    (69,910)           (15,994)                --             (6,776)                --
                                         ------------       ------------       ------------       ------------       ------------
Outstanding at December 31, 1997            6,586,776          1,170,707             89,000             52,145             60,091
                                         ============       ============       ============       ============       ============
Average option price per share:
  At December 31, 1995                   $       6.27       $       7.02       $       8.40                N/A                N/A
  At December 31, 1996                   $      13.75       $       9.33       $      13.51                N/A                N/A
  At December 31, 1997                   $      16.05       $      18.09       $      21.61       $       7.97       $       4.96
Options exercisable:
  At December 31, 1995                        215,332             31,500                 --                 --                 --
  At December 31, 1996                      1,705,560            146,689             12,500                 --                 --
  At December 31, 1997                      2,070,447            300,414             15,000             13,715             60,091

      The Company applies APB Opinion 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the Company's consolidated financial statements. However, had compensation cost been determined consistent with SFAS No. 123, the Company's pro forma net income
(loss) and net income (loss) per share would have been as follows (in thousands, except for per share data):

                                  1995            1996           1997
                                ---------       ---------     ----------
Net Income (loss)
 As reported                    $ (9,823)      $(86,751)      $(11,778)
 Pro forma                       (11,790)       (92,910)       (26,979)

Net income (loss) per share
 As reported                    $   (.43)      $  (2.66)      $   (.29)
 Pro forma                          (.52)         (2.85)          (.67)

      The average fair value of options granted during 1995, 1996 and 1997 was $3.22, $8.63, and $8.60, respectively, per share. Fair value is estimated based on the Black Scholes option-pricing model with the following weighted average assumptions:

                                  1995            1996           1997
                                ---------       ---------     ----------
Risk free interest rate              5.7%            5.7%         5.4%
Dividend yield                       0.0%            0.0%         0.0%
Expected life                    3 years         3 years      4 years
Expected volatility                  .48             .48          .50


      The following table summarizes information about the Company's incentive and nonqualified stock options outstanding at December 31, 1997:

                                           WEIGHTED            WEIGHTED                          WEIGHTED
      RANGE OF                             AVERAGE             AVERAGE                            AVERAGE
      EXERCISE            NUMBER           REMAINING        EXERCISE PRICE       NUMBER        EXERCISE PRICE
       PRICES          OUTSTANDING     CONTRACTUAL LIFE      (OUTSTANDING)     EXERCISABLE     (EXERCISABLE)
------------------     -----------     ----------------     --------------     -----------     --------------

$ 0.3000-$ 10.8125      2,175,421             7.40             $  7.6725          1,032,443     $   6.5421
$ 10.8750-$17.3750      1,757,668             7.21               14.6813            897,403        13.3876
$17.5000-$19.7500       2,208,882             9.05               19.1659            170,992        19.0415
$19.8750-$35.1875       1,816,748             8.60               24.5857            358,829        22.2205
                        ---------            -----             ---------         ----------      ---------
$ 0.3000-$35.1875       7,958,719             8.09              $16.2711          2,459,667       $12.1959
                        =========            =====              ========          =========       ========

7.    RELATED PARTY TRANSACTIONS

      In Texas, the Company leases its main facility, certain leasehold improvements, and certain medical and office equipment from a related party of a Texas subsidiary pursuant to a noncancelable operating lease agreement expiring November 8, 2005. The agreement provides for monthly payments of $58,654, subject to certain increases based on the consumer price index. The lease also contains certain provisions that may, at the option of the lease holder, require FPA to acquire the facility at its fair market value.

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

      The Company currently leases from the presidents and other physicians of certain Health Partners subsidiaries have entered into lease agreements whereby medical space and/or medical equipment is leased to certain Health Partners subsidiaries at fair market value and terms ranging from one to fifteen years. Annual rental payments were approximately $475,000, $1,275,000 and $1,463,000 in 1995, 1996 and 1997, respectively.

8.    MERGER, RESTRUCTURING AND OTHER UNUSUAL CHARGES

      In 1995, the Company recorded merger, restructuring and other unusual charges of $1.6 million. This amount includes a $434,000 charge for impairment of goodwill, a $773,000 charge for the loss on disposition of businesses and $375,000 relating to the bankruptcy of one of its hospital clients. In 1995, the Company sold six and closed two primary care clinics (seven in Florida and one in Texas). The goodwill impairment and loss on sale are directly related to the sale and closure of the primary care clinics. These clinics accounted for approximately $2.1 million in revenue and generated an operating loss (including the unusual items) of $3.7 million during 1995.

      In 1996, the Company recorded merger, restructuring and other unusual charges of $52.6 million. This amount is comprised of (i) costs related to the Sterling Merger in the amount of $16.8 million comprised of investment bankers' fees, attorneys' fees, accountants' fees, legal fees, and severance and compensation required to be paid as part of the Merger, (ii) write-offs of goodwill and other assets in the amount of $33.5 million related to terminated emergency room contracts and an unprofitable acquisition in Arizona, and (iii) restructuring charges in the amount of $2.3 million primarily related to severance for terminated employees.

      In 1997, the Company recorded merger, restructuring and other unusual charges of $55.0 million. This amount relates to the AHI, HealthCap, Axminster and Health Partners mergers, collectively, and is comprised of investment bankers' fees, attorneys' fees, accountants' fees, wind-down costs, and severance and compensation paid as part of the mergers.

9.    INCOME TAXES

      The provision for income taxes consists of the following (in thousands):

                                 1995            1996            1997
                               -------         -------         -------
Federal expense (benefit):
  Current                      $ 2,191         $ 5,273         $   575
  Deferred                        (755)         (4,622)         (2,583)

State expense (benefit):
  Current                          556           1,825           1,849
  Deferred                        (300)         (1,200)           (732)
                               =======         =======         =======
    Total                      $ 1,692         $ 1,276         $  (891)
                               =======         =======         =======

      The reconciliation of the provision based on the federal statutory income tax rate to the Company's income tax provision is as follows:

                                                         1995            1996            1997
                                                       ------          ------          ------

Tax expense (benefit) at federal statutory rate         (34.0)%         (35.0)%         (35.0)%
State taxes, net of federal income tax benefit            1.1%           (1.0)%           9.6%
Nondeductible goodwill amortization                       7.5%            8.1%           (5.4%)
Nondeductible acquisition costs                           0.0%            4.0%           21.5%
Valuation allowance                                      44.3%           23.7%            0.0%
Other                                                     1.9%            1.7%            2.2%
                                                       ======          ======          ======
                                                         20.8%            1.5%           (7.1%)
                                                       ======          ======          ======

      Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities are as follows (in thousands):


                                                             1996             1997
                                                           --------         --------
Deferred tax assets:
Net operating losses                                       $ 18,416         $ 28,058
Management fees                                               4,351            4,351
Accrued liability for professional liability claims             595            2,946
Goodwill                                                      4,435              853
Geographic expansion costs                                       --              702
Deferred compensation                                           194              197
Allowance for uncollectible accounts                          2,750               --
Other                                                         1,257              566
                                                           --------         --------
   Total deferred tax assets:                              $ 31,998         $ 37,673
                                                           --------         --------
Deferred tax liabilities:
Allowance for uncollectible accounts                       $     --         $ (1,552)
Depreciation and amortization                                  (643)          (1,270)
State income tax                                               (384)            (957)
Geographic expansion costs                                     (392)              --
                                                           --------         --------
   Total deferred tax liabilities:                         $ (1,419)        $ (3,779)
                                                           --------         --------
Valuation allowance:                                        (23,910)         (23,910)
                                                           --------         --------
   Net deferred tax assets:                                $  6,669         $  9,984
                                                           ========         ========

10.   SEGMENT INFORMATION

      FPA manages the provision of prepaid managed health care services for networks of primary care physicians ("Managed Care Business"). Sterling is engaged in the business of providing contract management and support services primarily to hospital-based emergency departments ("Emergency Department Business"). The activities relating to the Managed Care Business segment and the Emergency Department Business segment are included in the following table (in thousands):

                                                          EMERGENCY
                                     MANAGED CARE         DEPARTMENT
                                       BUSINESS            BUSINESS          CONSOLIDATED
                                     ------------        -----------         ------------
YEAR ENDED DECEMBER 31, 1997
Operating revenues                   $ 1,009,314         $   157,026         $ 1,166,340
Operating income (loss)                  (10,434)             11,310                 876
Assets employed at year-end              748,352              82,807             831,159
Depreciation and amortization             24,023               3,766              27,789
Capital expenditures                      16,781                 720              17,501

YEAR ENDED DECEMBER 31,1996
Operating revenues                   $   541,701         $   136,761         $   678,462
Operating loss                           (76,340)             (6,154)            (82,494)
Assets employed at year-end              560,922              77,900             638,822
Depreciation and amortization             12,204               3,204              15,408
Capital expenditures                      15,822                 650              16,472

YEAR ENDED DECEMBER 31,1995
Operating revenues                   $   225,162         $   115,660         $   340,822
Operating income (loss)                  (14,190)              6,502              (7,688)
Assets employed at year-end              187,153              78,608             265,761
Depreciation and amortization              4,888               2,270               7,158
Capital expenditures                       9,710               1,634              11,344

11.   MAJOR PAYORS

      For the years ended December 31, 1995, 1996 and 1997, revenue related to Payor contracts with FHP/PacifiCare Health Systems, Inc. accounted for approximately 21.8%, 13.3% and 10.3%, respectively, of the Company's operating revenue. For the years ended December 31, 1996 and 1997, revenue related to Payor contracts with PCA Humana accounted for approximately 13.3% and 15.0%, respectively, of operating revenue. For the year ended December 31, 1997, revenue related to Payor contracts with Foundation and Oxford Health Plans accounted for approximately 17.3% and 13.2%, respectively, of operating revenue. As of December 31, 1997, approximately 27.5%, 12.9%, 11.2% and 9.3% of the Company's membership is pursuant to Payor contracts with Foundation, PCA Humana, FHP/PacifiCare Health Systems, Inc. and Oxford Health Plans, respectively. A significant modification to or termination of such agreements could have a material adverse effect on FPA's results of operations and financial condition.

12.   LICENSURE

      The application of FPA Medical Management of California, Inc. (formerly, Family and Senior Care, Inc.), a wholly-owned subsidiary of FPA, for a restricted health care service plan license was approved by the California Department of Corporations on December 5, 1996. Following that date, all of the Company's managed care activity in the State of California occurred in this subsidiary.

13.   BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

      Effective January 1, 1997, the Company adopted the Amended and Restated FPA Medical Management, Inc. 401(k) Savings Plan (the "Plan"). The Plan is intended to be qualified under Sections 401(a) and 401(k) of the Internal Revenue Code (the "Code"). The Plan requires the attainment of the age of 21 and a minimum of 30 days employment to become a participant in the Plan. Service for a predecessor employer will be considered for participation requirements in the Plan for employees employed through acquisition activities. Certain of the entities that were acquired or merged into the Company during 1997 also had various employee retirement plans that were either terminated prior to the acquisition or merger or that will or have been incorporated into the Company's Plan. Participants may contribute up to 15% of their annual compensation to the Plan on a pre-tax basis. Generally, the Company does not make matching contributions to the Plan.

DEFERRED COMPENSATION PLANS

      The Company maintains several deferred compensation retirement plans pursuant to which certain members of management may defer payment from one percent to 100% of their compensation. At December 31, 1997, the Company was liable for approximately $2.4 million under a frozen plan assumed in connection with a 1996 acquisition. In connection with such acquisition, the Company has implemented a new deferred compensation plan with a liability of $2.3 million at December 31, 1997. The Company also has implemented a deferred compensation plan for certain senior level executives, which has a liability of approximately $10,000 at December 31, 1997.

14.   SUBSEQUENT EVENTS

      Subsequent to December 31, 1997, the Company acquired Avanti Health Systems of Texas, Inc., Physicians Quality Care, Ltd., Associates in Managed Care, Ltd., Emergency Treatment Associates, Inc., J.T.M.S.O., Inc., Temple Jackson, P.L.L.C. and San Antonio Network of Physicians for total consideration consisting of 1.8 million shares of FPA common stock valued at approximately $35.2 million and $6.8 million cash. These transactions will be accounted for as purchases.

      The Company has entered into an Agreement and Plan of Merger dated February 10, 1998 between the Company and Meridian Medical Group, Inc. ("Meridian"). Meridian provided physician services through approximately 65 physicians to approximately 70,000 enrollees in the Atlanta, Georgia area as of December 31, 1997. Consummation of the merger is subject to certain closing conditions, including Meridian shareholder approval and other customary conditions.

      On March 20, 1998, the Company acquired Orange Coast Managed Care Services, Inc. ("OCMCS") and St. Joseph Hospital Corporation ("SJMC") in a stock-for-stock transaction in which up to 2,828,680 shares of the Company's common stock will be issued in exchange for all the outstanding shares of capital stock and options of SJMC and OCMCS (except for certain outstanding shares of OCMCS which were cancelled without consideration in connection with the merger). OCMS provides administrative management services to SJMC's IPA and medical group physicians in Orange County, California.

      The acquisition of SJMC will be accounted for as a pooling of interests, and, accordingly, prior period operating results of FPA will be restated to reflect this transaction. The acquisition of OCMCS, valued at approximately $26 million, will be accounted for as a purchase, and, accordingly, the operating results will be included in the Company's consolidated financial statements from the date of acquisition. As such, the excess of the purchase price over the estimated fair value of the acquired net assets, which approximates $16 million, will be recorded as goodwill. The following unaudited pro forma financial data summarizes the combined operating results of the Company, SJMC and OCMCS as if the mergers had occurred at the beginning of the periods presented.

                                    YEARS ENDED DECEMBER 31,
                        -------------------------------------------------
                            1995             1996                1997
                        -----------       -----------         -----------
                              (in thousands, except per share data)

Revenues                  $ 411,538       $   769,913         $ 1,258,023
Net loss                    (10,105)          (99,023)             (9,264)
Net loss per share             (.39)            (2.79)              (0.21)

      The amounts are based upon certain assumptions and estimates, and do not reflect any benefit of economies which might be achieved from combined operations. The pro forma data is for informational purposes only and may not be indicative of the results of future combined operations of FPA.

      The Company is in the process of determining the appropriate values to be assigned to the assets acquired and liabilities assumed in connection with the acquisitions described above. Accordingly, any estimated assigned values are subject to revision upon completion of an independent valuation which may result in an adjustment to goodwill.

INDEPENDENT AUDITORS' REPORT

To the Stockholders of FPA Medical Management, Inc.:

We have audited the consolidated balance sheets of FPA Medical Management, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The 1996 consolidated financial statements give retroactive effect to the 1997 mergers of FPA Medical Management, Inc. with AHI Healthcare Systems, Inc., HealthCap, Inc., Axminister Medical Group, Inc., Health Partners, Inc., and Cornerstone Physicians Corporation, which have been accounted for as poolings of interests as described in Note 1 to the consolidated financial statements. We did not audit the financial statements of Health Partners, Inc. for the year ended December 31, 1996, which statements reflect total assets and revenues of $47,669,000 and $74,822,000, respectively, of the related 1996 consolidated totals. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for Health Partners, Inc. for 1996, is based solely on the report of the other auditors.

We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of FPA Medical Management, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

We previously audited and reported on the consolidated statements of operations, changes in stockholders' equity and cash flows of FPA Medical Management, Inc. for the years ended December 31, 1995, prior to their restatement for the poolings of interests with Sterling Healthcare Group, Inc. in 1996, and AHI Healthcare Systems, Inc. and Health Partners, Inc. in 1997, as described in Note 1 to the consolidated financial statements. Separate financial statements of Sterling Healthcare Group, Inc., AHI Healthcare Systems, Inc., and Health Partners, Inc. included in the 1995 restated consolidated financial statements were audited and reported on separately by other auditors; such separate financial statements reflect total revenues of the respective entities for the year ended December 31, 1995 of $115,660,000, $114,284,000 and $32,141,000. We also audited the combination of the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1995, after restatement for the 1996 and 1997 poolings of interests; in our opinion, such consolidated statements have been properly combined on the basis described in Note 1 to the consolidated financial statements.


/s/ DELOITTE & TOUCHE LLP

San Diego, California
March 20, 1998

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Sterling Healthcare Group, Inc.
Coral Gables, Florida

We have audited the consolidated statements of operations, changes in stockholders' equity, and cash flows of Sterling Healthcare Group, Inc. for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Sterling Healthcare Group, Inc. for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

/s/ COOPERS & LYBRAND LLP

Miami, Florida
March 15, 1996

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Health Partners, Inc.:

     We have audited the accompanying consolidated statements of financial position of Health Partners, Inc. and Subsidiaries as of December 31, 1996 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Partners, Inc. and Subsidiaries as of December 31, 1996 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP
White Plains, New York
February 28, 1997

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
AHI HealthCare Systems, Inc.

We have audited the consolidated statements of operations, stockholders' equity and cash flows of AHI HealthCare Systems, Inc. for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also incudes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations of AHI HealthCare System, Inc. and its cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                     ERNST & YOUNG LLP


Los Angeles, California
February 22, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      NOT APPLICABLE

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Effective March 25, 1998, Seth Flam resigned as President and Chief Executive Officer of the Company and Stephen Dresnick was elected President and Chief Executive Officer of the Company. Steven Lash is now Executive Vice President of the Company and Douglas Kerner is Vice President, Treasurer and Acting Chief Financial Officer. See "Employment Agreement" for additional information regarding these arrangements. The following table sets forth certain information about the directors and executive officers of the Company:


             NAME           AGE                    POSITION WITH THE COMPANY
             ----           ---         -------------------------------------------------------------
Stephen J. Dresnick         48          President and Chief Executive Officer, Director
Sol Lizerbram               50          Chairman of the Board, Director
Herbert A. Wertheim         58          Vice Chairman of the Board, Director
Kevin Ellis                 41          Executive Vice President, Chief Medical Officer, Director
Howard Hassman              41          Executive Vice President - Corporate Development, Director
Steven M. Lash              43          Executive Vice President
James A. Lebovitz           40          Executive Vice President, General Counsel and Secretary
Sheldon Derezin             50          Director
Michael P. Morris           51          Vice President, Finance and Chief Accounting Officer
Douglas E. Kerner           40          Vice President, Treasurer and Acting Chief Financial Officer


      Stephen Dresnick, M.D., has been President and Chief Executive Officer of the Company since March 1998 and was Vice Chairman of the Board of Directors of the Company from October 1996 until March 1998. Dr. Dresnick has been President of Sterling Healthcare Group, Inc. since 1987. Dr. Dresnick is a director of Embassy Acquisition Corp. and Technical Chemicals & Products, Inc. Dr. Dresnick has been a director of the Company since 1996.

      Sol Lizerbram, D.O., has been Chairman of the Board of Directors of the Company since 1986 and was President from 1986 through October 31, 1996. Dr. Lizerbram has been a director of the Company since 1986.

      Herbert A. Wertheim, O.D., has been Vice Chairman of the Board of Directors of the Company since March 1998. Dr. Wertheim has been the Chairman and Chief Executive Officer of Brain Power Incorporated, a manufacturer of optical instruments and chemicals, since 1971. Dr. Wertheim is a director of Bacou USA, Inc., and trustee, Florida International University. Dr. Wertheim has been a director of the Company since 1996.

      Kevin Ellis, D.O., has been Executive Vice President, Chief Medical Officer of the Company since April 1995. Prior thereto, Dr. Ellis served as Chief Operating Officer of the Company from 1988 until April 1995. Dr. Ellis has been a director of the Company since 1986.

      Howard Hassman, D.O., has been Executive Vice President, Corporate Development of the Company since September 1994. Prior thereto, Dr. Hassman served as Chief Financial Officer of the Company from 1986 until September 1994. Dr. Hassman has been a director of the Company since 1986.

      Steven M. Lash has been Executive Vice President of the Company since March 1998 and was Executive Vice President and Chief Financial Officer of the Company from September 1994 until March 1998. Mr. Lash was Executive Vice President for Institutional Care at Sharp Healthcare, a health care system providing medical services throughout San Diego, California, from April 1993 to September 1994. Prior thereto, Mr. Lash was Senior Vice President of Business Affairs and Chief Financial Officer of San Diego Hospital Association, doing business as Sharp Healthcare, from 1981 to April 1993.

      James A. Lebovitz has been Executive Vice President, General Counsel and Secretary of the Company since March 1998 and was Senior Vice President,
General Counsel and Secretary of the Company from March 1996 until March 1998. Prior thereto, Mr. Lebovitz was a partner in the law firm of Ballard Spahr Andrews & Ingersoll, LLP, Philadelphia, Pennsylvania from 1991 until March 1996.

      Sheldon Derezin has been managing partner of Derezin Breier & Company, a public accounting firm, since 1982. Mr. Derezin has been a director of the Company since 1995.

      Michael P. Morris has been Vice President, Finance and Chief Accounting Officer of the Company since September 1997 and was Corporate Controller of the Company from March 1997 through September 1997. Prior thereto, Mr. Morris was Chief Financial Officer of Nugget Market, Inc., a private holding company, from May 1994 through February 1997 and Controller from April 1991 through April 1994. Prior thereto, Mr. Morris was a partner in the public accounting firm KPMG Peat Marwick LLP.

      Douglas E. Kerner has been Vice President, Treasurer and Acting Chief Financial Officer of the Company since March 1998 and was Vice President, Treasurer from February 1998 to March 1998. Prior thereto, Mr. Kerner was Vice President and Treasurer of Total Petroleum (North America) Ltd., from 1994 through 1997, Marketing Controller from 1993 though 1994, Director of Tax and Internal Audit from 1992 to 1993 and Director of Tax from 1991 to 1992.

      CLASSIFIED BOARD OF DIRECTORS. The Company's Board of Directors is classified into three classes. Directors are elected, by a plurality of the votes of the shares of the Company's common stock present or represented at each annual meeting and constituting a quorum, at each annual meeting of stockholders and serve until the third annual meeting of stockholders following their election and until their successors are elected and qualified or until their earlier removal or resignation. Dr. Ellis and Dr. Wertheim have terms expiring in 1998; Dr. Hassman, Dr. Dresnick and Mr. Derezin have terms expiring in 1999; and Dr. Lizerbram has a term expiring in 2000.

      COMMITTEES OF THE BOARD OF DIRECTORS. The Company has an Audit Committee, a Compensation Committee and a Nominating Committee.

      The Audit Committee, comprising Mr. Derezin (Chairman) and Dr. Wertheim, reviews, with the Company's independent auditors, the scope and results of such auditors' engagement, the adequacy of the Company's management information systems and internal accounting controls.

      The Compensation Committee, comprising Dr. Wertheim (Chairman) and Mr. Derezin, reviews and approves the compensation of the Company's executive officers and administers the Company's stock option plans.

      The Nominating Committee, comprising Drs. Dresnick (Chairman), Lizerbram, Ellis and Wertheim, will consider written recommendations from stockholders for nominees for election to the Board of Directors, provided that such recommendations, together with (i) such information regarding each nominee as would be required to be included in a proxy statement filed pursuant to the Securities Exchange Act of 1934, (ii) a description of all arrangements or understandings among the recommending stockholder and each nominee and any other person with respect to such nomination and (iii) the consent of each nominee to serve as a director of the Company if so elected, are received by the Secretary of the Company by, in the case of an annual meeting of stockholders, not later than the date specified in the most recent proxy statement of the Company as the date by which stockholder proposals for consideration at the next annual meeting of stockholders must be received and, in the case of special meetings of stockholders, not later than the tenth day after the giving of notice of such meeting.

      COMPENSATION OF DIRECTORS. Non-employee directors currently receive $1,000 per Board of Directors or committee meeting attended. The Company also reimburses directors for expenses incurred in connection with attendance at meetings of the Board of Directors and committees.

\      In addition, under the Company's 1995 Non-Employee Directors'
Non-Qualified Stock Option Plan (the "1995 Directors' Plan"), non-employee directors receive an annual grant of options to purchase 15,000 shares of the Company's common stock at a price equal to the fair market value of the common stock on the date the option is granted (following each annual meeting of stockholders). Each option generally expires upon the earlier of twelve months after the optionee ceases to be a director of the Company or ten years after the date of grant. The purpose of the 1995 Directors' Plan is to attract and retain independent directors and to strengthen the mutuality of interests between such directors and the Company's stockholders

      COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.
Section 16(a) of the Securities Exchange Act of 1934 requires the directors, certain officers of FPA and beneficial owners of more than ten percent of FPA common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Based solely upon a review of the copies of such forms furnished to FPA and the representations made by such persons to FPA, FPA believes that during the last fiscal year its directors, officers and ten percent beneficial owners complied with all reporting requirements under Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth certain information regarding compensation from FPA which was awarded to, earned by, or paid to FPA's Chief Executive Officer and the four other most highly compensated executive officers during the years ended December 31, 1995, 1996 and 1997.

                           SUMMARY COMPENSATION TABLE

                                                ANNUAL COMPENSATION
                                             --------------------------
                                                                                    LONG TERM
                                                                               COMPENSATION AWARDS
                                                                               -------------------
                                                                                       SHARES              ALL OTHER
  NAME AND PRINCIPAL POSITION                                                        UNDERLYING           COMPENSATION
                                   YEAR         SALARY            BONUS           OPTIONS/SARS (#)             (1)
-------------------------------------------------------------------------------------------------------------------------

Seth Flam, President and           1995      $   300,000              --                60,000           $      3,608
  Chief Executive Officer(2)       1996          237,646(3)  $ 1,133,123               671,000                  1,204
                                   1997          446,978(4)      665,522               200,250                  9,549

Sol Lizerbram, Chairman of         1995          189,750              --                60,000                 16,397
  the Board of Directors (5)       1996          237,646(6)    1,133,123               671,000                 14,474
                                   1997          446,978(7)      665,522               200,250                 16,900

Stephen Dresnick,                  1995          325,000         234,542                    --
  Vice Chairman of the Board of    1996          325,000(9)    1,819,180               722,502(10)            481,250
  Directors, President,            1997          325,000       1,487,500                75,000                 34,809
  Sterling
  Healthcare Group, Inc.(8)

Steven Lash, Executive             1995          205,000          50,000                20,000                  2,933
  Vice President and Chief         1996          215,417(12)   1,084,584               437,250                113,125
  Financial Officer(11)            1997          361,705(13)     500,795               100,000                  6,626

Howard Hassman,                    1995          174,750              --                60,000                  6,566
  Executive Vice President --      1996          201,604(14)   1,052,251               303,000                  7,026
  Corporate Development            1997          271,417(15)     403,584                   250                  9,726


----------

(1) Includes shares of FPA Common Stock received by Mr. Lash in 1996 valued at $106,500. Includes life and disability insurance premiums paid by FPA on behalf of each such officer.

(2) Dr. Flam was elected President effective November 1, 1996. Dr. Flam resigned as President and Chief Executive Officer of the Company as of March 25, 1998.

(3)   Includes deferred compensation of $66,548.

(4)   Includes $9,500 deferred pursuant to FPA's 401(k) Savings Plan.

(5)   Dr. Lizerbram served as President until November 1, 1996.

(6)   Includes deferred compensation of $66,548.

(7)   Includes $9,500 deferred pursuant to FPA's 401(k) Savings Plan.

(8) Dr. Dresnick became President and Chief Executive Officer of the Company as of March 25, 1998.

(9)   Includes deferred compensation of $37,500.

(10) Includes 572,502 options granted by FPA after completion of the merger with Sterling to replace options previously granted to Dr. Dresnick by Sterling.

(11) Mr. Lash served as Executive Vice President and Chief Financial Officer until March 1998 at which time he became Executive Vice President of the Company.

(12)  Includes deferred compensation of $47,584.

(13)  Includes $9,500 deferred pursuant to FPA's 401(k) Savings Plan.

(14)  Includes deferred compensation of $32,965.

(15)  Includes $9,500 deferred pursuant to FPA's 401(k) Savings Plan.

      STOCK OPTION GRANTS. The following table sets forth information concerning stock options granted to the named executive officers in 1997.


                            OPTION GRANTS DURING 1997

                                                               INDIVIDUAL GRANTS
                        -------------------------------------------------------------------------------------------------
                                                                                                POTENTIAL REALIZABLE
                          SHARES             % OF TOTAL                                       VALUE AT ASSUMED ANNUAL
                        UNDERLYING            OPTIONS/                                          RATES OF STOCK PRICE
                         OPTIONS/               SARS           EXERCISE                            APPRECIATION FOR
                           SARS              GRANTED TO         OR BASE                             OPTION TERM(3)
                          GRANTED            EMPLOYEES          PRICE        EXPIRATION      ----------------------------
      NAME                (#)(1)            DURING YEAR       ($/SH)(2)         DATE            5%($)            10%($)
      ----              ----------          -----------       ---------      ----------      ----------        ----------
Seth Flam                      250(A)               .01       $    20.25         1/20/07     $    3,184        $    8,068
                           200,000(B)              8.85            19.75         5/30/07      2,484,134         6,295,283

Sol Lizerbram                  250(A)               .01            20.25         1/20/07          3,184             8,068
                           200,000(B)              8.85            19.75         5/30/07      2,484,134         6,295,283

Stephen Dresnick            75,000(A)              3.32          23.5625         7/23/07      1,111,375         2,816,442

Steven Lash                100,000(B)              4.42            19.75         5/30/07      1,242,067         3,147,641

Howard Hassman                 250(A)               .01            20.25         1/20/07          3,184             8,068

----------

(1) (A) Grant vests in equal amounts over a three year period. (B) Grant vests in equal amounts over a five year period based on attainment of certain agreed upon performance targets.

(2) The option exercise price may be paid in shares of FPA's common stock, in cash, or in any other form of valid consideration or a combination of any of the foregoing, as determined by the Compensation Committee of FPA's Board in its discretion.

(3) The potential realizable value portion of the foregoing table illustrates the value that might be realized should the granted options be exercised immediately prior to their expiration date and assumes that the respective rates of appreciation on FPA's common stock compound annually until such exercise. These figures make no allowance for any reduction of potential value which may be caused because of the termination of the options following termination of employment, nontransferability or vesting over periods of up to five years.

      STOCK OPTION EXERCISES IN 1997 AND STOCK OPTION VALUES. The following tables set forth information concerning the number of stock options granted during 1997 and the value of unexercised options to purchase FPA's common stock held by the named executive officers at December 31, 1997.

             OPTION EXERCISES DURING 1997 AND YEAR-END OPTION VALUES

                                                             NUMBER OF SHARES UNDERLYING
                      SHARES ACQUIRED ON                       UNEXERCISED OPTIONS/SARS          VALUE OF UNEXERCISED IN-THE-MONEY
                           EXERCISE       VALUE REALIZED             AT YEAR END                      OPTION/SARS AT YEAR END
                      ------------------------------------------------------------------------------------------------------------
        NAME                                                EXERCISABLE       UNEXERCISABLE        EXERCISABLE       UNEXERCISABLE
----------------------                                      ----------------------------------------------------------------------

Seth Flam                          --                --         118,500             862,750         $  853,438        $1,747,938
Sol Lizerbram                      --                --         118,500             862,750            853,438         1,747,938
Stephen Dresnick                   --                --         587,502             210,000          2,922,394                --
Steven Lash                    79,000        $1,478,094         192,170             555,354          2,152,671         1,692,037
Howard Hassman                 49,000           972,937          42,500             321,750            205,000         1,269,938

----------

(1) The closing price for the common stock as reported on the NASDAQ National Market on December 31, 1997 was $18.875. Value is calculated on the basis of the difference, if any, between the option exercise price and $18.875, multiplied by the number of shares of the FPA's common stock issuable upon exercise of the option.

     EMPLOYMENT AGREEMENTS. FPA has entered into an employment agreement with Dr. Lizerbram as Chairman of the Board of Directors effective as of October 1, 1996, as amended as of March 25, 1998 (such agreement, as amended, is referred to herein as the "Lizerbram Employment Agreement"). Pursuant to the Lizerbram Employment Agreement, Dr. Lizerbram shall receive base salary of $1,112,500 for services rendered from March 25, 1998 until March 25, 1999. The Lizerbram Employment Agreement terminates on September 30, 2001, except that on September 30, 2000 and on each subsequent anniversary thereof, the term shall be extended for a one-year period, unless no later than six months prior to such date, either FPA or Dr. Lizerbram has provided notice that it does not wish to extend the Lizerbram Employment Agreement. Notwithstanding the preceding sentence, the term of the Lizerbram Employment Agreement shall not be extended beyond September 30, 2003 without the prior consent of both FPA and Dr. Lizerbram. If the Lizerbram Employment Agreement is not extended as of September 30, 2003, Dr. Lizerbram shall be entitled to severance benefits as described below; provided, further, that if Dr. Lizerbram's employment is terminated for any reason (including cause) between March 25, 1998 and March 31, 1999, (a) Dr. Lizerbram shall resign his position as Chairman and director of the Company, (b) the Lizerbram Employment Agreement shall be terminated, (c) FPA shall make a lump sum payment equal to $1,112,500 minus aggregate payments made between March 25, 1998 and the date of termination to Dr. Lizerbram and, (d) in the event Dr. Lizerbram executes a release, he shall be entitled to severance benefits as described below (including the acceleration of vesting of all of Dr. Lizerbram's options) and shall serve as a consultant for a period of eight (8) months after the termination date. Dr. Lizerbram shall receive $1,000,000 as compensation for such consulting services. Upon termination of the Lizerbram Employment Agreement, Dr. Lizerbram shall be entitled to severance payments of $3,337,500 payable in equal monthly payments over 36 months. If a change of control, as defined in the Lizerbram Employment Agreement, occurs within six months after the termination of Dr. Lizerbram's employment, Dr. Lizerbram shall receive in lieu of the severance payment described above, a lump sum equal to approximately three times the previous year's salary and bonus and shall be entitled to certain gross-up payments. Upon termination of employment, Dr. Lizerbram shall not compete with FPA for a period of 18 months. The Lizerbram Employment Agreement also provides Dr. Lizerbram with professional fees, vacation and term life, medical, disability and liability insurance.

     FPA has entered into an employment agreement with Mr. Lash as Executive Vice President effective as of October 1, 1996, as amended as of March 25, 1998 (such agreement, as amended, is referred to herein as the "Lash Employment Agreement"). Pursuant to the Lash Employment Agreement, Mr. Lash receives annual base salary of $345,000 and a maximum annual bonus of up to 150% of base salary based on pre-established performance targets for each year and certain subjective determinations. The Lash Employment Agreement terminates on September 30, 2001, except that on September 30, 2000 and on each subsequent anniversary thereof, the term shall be extended for a one-year period, unless no later than six months prior to such date, either FPA or Mr. Lash has provided notice that it does not wish to extend the Lash Employment Agreement. Notwithstanding the preceding sentence, the term of the Lash Employment Agreement shall not be extended beyond September 30, 2003 without the prior consent of both FPA and Mr. Lash. If the Lash Employment Agreement is not extended as of September 30, 2003, Mr. Lash shall be entitled to severance benefits as described below; provided, further, that if Mr. Lash's employment is terminated for any reason (including cause) between March 25, 1998 and September 15, 1999, (a) Mr. Lash shall resign his position as Executive Vice President of the Company, (b) the Lash Employment Agreement shall be terminated and, (c) in the event Mr. Lash executes a release, he shall be entitled to severance benefits as described below (including the acceleration of vesting of all of Mr. Lash's options) and shall serve as a consultant for a period of eight (8) months after the termination date. Mr. Lash shall receive $1,000,000 as compensation for such consulting services. Upon termination of the Lash Employment Agreement, Mr. Lash shall be entitled to severance payments of $2,587,500 payable in equal monthly payments over 36 months. If a change of control, as defined in the Lash Employment Agreement, occurs within six months after the termination of Mr. Lash's employment, Mr. Lash shall receive in lieu of the severance payment described above, a lump sum equal to approximately three times the previous year's salary and bonus and shall be entitled to certain gross-up payments. Upon termination of employment, Mr. Lash shall not compete with FPA so long as Mr. Lash is receiving the payments described above. The Lash Employment Agreement also provides Mr. Lash with a car allowance, professional fees, vacation and term life, medical, disability and liability insurance.

     FPA has entered into an employment agreement with Dr. Hassman as Executive Vice President-Corporate Development effective as of October 1, 1996 (the "Hassman Employment Agreement"). Pursuant to the Hassman Employment Agreement, Dr. Hassman receives an annual base salary of $270,000 and a maximum annual bonus of up to 150% of base salary based on pre-established performance targets for each year and certain subjective determinations. The Hassman Employment Agreement terminates on September 30, 2001, except that on September 30, 2000 and on each subsequent anniversary thereof, the term shall be extended for a one-year period, unless no later than six months prior to such date, either party has provided notice that it does not wish to extend the agreement. The Hassman Employment Agreement generally provides that if Dr. Hassman is terminated other than for cause, Dr. Hassman is entitled to full salary plus bonus and benefits for 36 months after termination. In the event of a change of control, as defined in the Hassman Employment Agreement, Dr. Hassman is entitled to a lump sum payment equal to approximately three times the previous year's base salary and bonus. The Hassman Employment Agreement also provides Dr. Hassman with a car allowance, professional fees, vacation and term life, medical, disability and liability insurance. The Hassman Employment Agreement contains a covenant not to compete during employment and for six months thereafter if Dr. Hassman is terminated for cause by FPA.

     Effective as of March 25, 1998, Dr. Dresnick was elected President and Chief Executive Officer of the Company. FPA has an amended employment agreement with Dr. Dresnick (the "Dresnick Employment Agreement"), effective as of October 31, 1996, pursuant to which Dr. Dresnick receives an annual base salary of $325,000, which salary is subject to annual increases, and an annual bonus calculated as a percentage of base salary based on pre-established performance targets of FPA and Sterling. Upon termination of the Dresnick Employment Agreement for reasons other than cause or Dr. Dresnick's voluntary termination or upon a change of control, Dr. Dresnick is entitled to full salary plus bonus based on the two prior fiscal years payable in a lump sum at the time of termination. The Dresnick Employment Agreement provides Dr. Dresnick with specified periodic lump sum payments, a car allowance, vacation and medical insurance and contains a covenant not to compete during employment and for two years thereafter.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the beneficial ownership of shares of common stock as of March 17, 1998 by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of the Company's directors who owns shares of common stock, (iii) each executive officer named in the table under the caption "Executive Compensation" and (iv) all directors and executive officers of the Company as a group.

                                                      SHARES OF COMMON            PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                    STOCK             BENEFICIALLY OWNED
----------------------------------------              ----------------        ------------------

Sol Lizerbram (2)                                           430,097                    *
Seth Flam (3)                                               455,669                    1.05%
Kevin Ellis (4)                                             452,084                    1.04%
Howard Hassman (5)                                          353,858                    *
Stephen Dresnick (6)                                      1,884,569                    4.29%
Sheldon Derezin (7)                                          42,000                    *
Steven Lash (8)                                             250,788                    *
Herbert Wertheim (9)                                        222,394                    *

All directors and executive officers
  as a group (11 persons) (10)                            4,132,459                    9.23%

----------

*     Less than 1%.

(1) Unless otherwise indicated, the address of each of the persons named above is in care of FPA at 3636 Nobel Drive, Suite 200, San Diego, California 92122. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days of March 17, 1998 upon the exercise of options or warrants. Each beneficial owner's number of shares is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days of March 17, 1998 have been exercised. The total outstanding shares used to calculate each beneficial owner's percentage includes such options and warrants. Unless otherwise noted, FPA believes that all persons named in the table have sole voting and investment power with respect to all shares of FPA common stock beneficially owned by them.

(2) Shares attributable to Dr. Lizerbram are held by the Lizerbram Family Trust, of which Dr. Lizerbram is Trustee and together with his wife, the sole beneficiaries. Includes options to acquire 143,584 shares of FPA common stock within 60 days of March 17, 1998.

(3) Shares attributable to Dr. Flam are held by Dr. Flam as trustee of the Flam Family Trust dated January 24, 1995, as sole shareholder of corporate managing partner of F S & J, L.P. and J & J Flam, L.P., record holders. Includes options to acquire 143,584 shares of FPA common stock within 60 days of March 17, 1998. Dr. Flam resigned as President and Chief Executive Officer of the Company as of March 25, 1998.

(4) Includes options to acquire 81,584 shares of FPA common stock within 60 days of March 17, 1998

(5) Shares attributable to Dr. Hassman are held by Hassman, L.P., a limited partnership of which Clinical Partners Medical Group, P.C. is the General Partner, of which Dr. Hassman is the sole shareholder. Includes options to acquire 57,584 shares of FPA common stock within 60 days of March 17, 1998.

(6) Shares attributable to Dr. Dresnick are held by several corporations and limited partnerships in which Dr. Dresnick or a corporation owned by him is the sole stockholder and limited and general partners. Includes options to acquire 587,502 shares of FPA common stock within 60 days of March 17, 1998.

(7) Includes options to acquire 23,500 shares of FPA common stock within 60 days of March 17, 1998

(8) Includes options to acquire 227,788 shares of FPA common stock within 60 days of March 17, 1998

(9) Includes options to acquire 162,101 shares of FPA common stock within 60 days of March 17, 1998

(10) Includes options to acquire shares of FPA common stock within 60 days of March 17, 1998 as follows: Dr. Lizerbram, 143,584; Dr. Flam, 143,584; Dr. Ellis, 81,584; Dr. Hassman, 57,584; Dr. Dresnick, 587,502; Mr. Derezin, 23,500; Mr. Lash, 227,788; Dr. Wertheim, 162,101; and all directors and executive officers as a group, 1,466,227.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      NONE.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   Documents filed as part of this Report:

            (1)   Financial Statements:

                  Report of Independent Public Accountants

                  Consolidated Balance Sheets, December 31, 1996 and 1997

                  Consolidated Statements of Operations for the Years Ended December 31, 1995, 1996 and 1997

                  Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 1995, 1996 and 1997

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1996 and 1997

                  Notes to Consolidated Financial Statements

            (2)   Financial Statement Schedules:

      All schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated Financial Statements or Notes thereto.

      (3)   Exhibits:

Exhibit
Number      Description
------      -----------

3.1         Certificate of Incorporation.*

3.2         Bylaws.*

3.3 Certificate of Amendment of Certificate of Incorporation filed October 20, 1994 (incorporated by reference to FPA's Annual Report on Form 10-K for the year ended December 31, 1994 at Exhibit No. 3.3).

4.1         Specimen of common stock Certificate.*

4.2         Form of Warrant.*

4.3 Indenture dated as of December 18, 1996, by and between FPA and the Trustee for the 6.5% Convertible Subordinated Debentures (incorporated by reference to FPA's Current Report on Form 8-K dated December 18, 1996).

4.4 Registration Rights Agreement dated December 13, 1996 by and among FPA and the Initial Purchasers of the 6.5% Convertible Subordinated Debentures (incorporated by reference to FPA's Current Report on Form 8-K dated December 18, 1996).

4.5 Form of Rule 144A Restricted Global Debenture (incorporated by reference to FPA's Current Report on Form 8-K dated December 18,
            1996).

Exhibit
Number      Description
------      -----------
4.6         Form of Regulation S Global Debenture (incorporated by reference to
            FPA's Current Report on Form 8-K dated December 18, 1996).

4.7 Registration Rights Agreement dated June 30, 1997 by and among FPA and certain stockholders of HealthCap, Inc. (incorporated by reference to Registration Statement No. 333-31351 at Exhibit No. 4.7).

4.8 Form of Registration Rights Agreement by and among FPA and certain holders of Health Partners, Inc. common stock and Preferred Stock (incorporated by reference to Registration Statement No. 333-32687 at Exhibit No. 4.8).

4.9 Registration Rights Agreement dated September 2, 1997 by and among FPA and the shareholders of Emergency Medical Care Incorporated (incorporated by reference to Registration Statement No. 333-32687 at Exhibit No. 4.9).

4.10 Registration Rights Agreement dated November 26, 1996 by and among FPA and the shareholders of Cornerstone Physicians Corporation (incorporated by reference to Registration Statement No. 333-41989 at Exhibit No. 4.10).

4.11 Registration Rights Agreement dated November 19, 1997 by and between FPA and Avanti Corporate Health Systems, Inc. (incorporated by reference to Registration Statement No. 333-41989 at Exhibit No. 4.11).

4.12 Registration Rights Agreement dated January 1,1998 by and among FPA and the shareholders of Physicians Quality Care, Ltd. and Associates in Managed Care, Ltd.

4.13 Registration Rights Agreement dated February 17, 1998 by and among FPA, John G. Keene, Robert W. Strauss and Marc V. Weiner.

4.14 Registration Rights Agreement dated February 27, 1998 by and between FPA and Richard E. Thorner.

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

10.7        Form of Primary Care Physician Agreement/California.* **

10.8        Form of Specialty Care Physician Agreement/California.* **

10.9 Form of Administrative Services Agreement between FPA and a Professional Corporation.*

10.10 Form of Administrative Services Agreement between FPA and a Professional Corporation.*

10.11       Form of Succession Agreement.*

10.12 Employment Agreement between FPA and Dr. Sol Lizerbram effective as of October 1, 1996 (incorporated by reference to Registration Statement No. 333-32687 at Exhibit No. 10.12). Amendment to Employment Agreement between FPA and Dr. Sol Lizerbram dated as of March 25, 1998.+

10.13 Employment Agreement between FPA and Dr. Seth Flam effective as of October 1, 1996

Exhibit
Number      Description
------      -----------
            (incorporated by reference to Registration Statement No. 333-32687 at Exhibit No. 10.13). Consulting and Settlement Agreement between
            FPA and Seth Flam dated as of March 25, 1998.+

10.14 Employment Agreement between FPA and Dr. Howard Hassman effective as of October 1, 1996 (incorporated by reference to Registration Statement No. 333-32687 at Exhibit No. 10.14).+

10.15 Employment Agreement between FPA and Dr. Kevin Ellis effective as of October 1, 1996 (incorporated by reference to Registration Statement No. 333-32687 at Exhibit No. 10.15).+

10.16 Amended and Restated Employment Agreement between FPA and Steven M. Lash effective October 1, 1996 (incorporated by reference to Registration Statement No. 333-32687 at Exhibit No. 10.16). Amendment to Employment Agreement between FPA and Steven M. Lash dated as of March 25, 1998.+

10.17 Employment Agreement between FPA and Robert J. Burg effective December 1, 1994 (incorporated by reference to FPA's Annual Report on Form 10-K for the year ended December 31, 1994 at Exhibit No. 10.27).+

10.18 Employment Agreement between FPA and James A. Lebovitz effective as of February 1, 1997 (incorporated by reference to Registration Statement No. 333-32687 at Exhibit 10.18).+

10.19 FPA Amended Omnibus Stock Option Plan (incorporated by reference to Registration Statement No. 333-34027 at Exhibit 99).+

10.20 Amended and Restated Employment Contract between Sterling Healthcare Group, Inc. ("Sterling") and Stephen J. Dresnick, M.D. ("Dresnick"), dated July 15, 1994, Amendment No. 1 to Amended and Restated Employment Contract between Sterling and Dresnick entered into as of October 31, 1998 and Amendment No. 2 to Amended and Restated Employment Contract between Sterling and Dresnick entered into as of July 1997 (incorporated by reference to Registration Statement
            No. 333-32687 at Exhibit 10.20).+

10.21       [Reserved]

10.22       [Reserved]

10.23       [Reserved]

10.24 401(k) Salary Savings Plan effective January 1, 1994 (incorporated by reference to Registration Statement No. 333-79714 at Exhibit 10.20). +

10.25       1995 Directors Stock Option Plan. *+

10.26       1994 Physicians Stock Option Plan. *+

10.27 Credit, Security, Guarantee and Pledge Agreement dated as of January 29, 1996 among FPA and its subsidiaries and certain guarantors and the lenders named therein and Banque Paribas, as amended March 15, 1996 (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.28 Agreement and Plan of Merger among FPA, FPA Acquisition Corporation and AHI Healthcare Systems, Inc. made November 8, 1996, as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of February 5, 1997 (incorporated by reference to Registration Statement No. 333-21721 at Exhibit No. 2).

10.29       Form of Indemnification Agreement.*

10.30 Stock and Note Purchase Agreement among, inter alia, FPA and Foundation Health Corporation dated as of June 28, 1996 (incorporated by reference to FPA's Current Report on Form 8-K dated June 21, 1996).

10.31 Agreement and Plan of Merger dated June 5, 1997 by and among FPA, FPA Acquisition Corp. and HealthCap, Inc. (incorporated by reference to Registration Statement No. 333-31351 at Exhibit No. 10.31).

10.32 Credit Agreement dated June 30, 1997 by and among FPA, BankBoston, N.A., Lehman

Exhibit
Number      Description
------      -----------
            Commercial Paper, Inc. and the lenders parties thereto (incorporated by reference to Registration Statement No. 333-31351 at Exhibit No.
            10.32).

10.33 HealthCap Management Group, Inc. 1994 Stock Option Plan (incorporated by reference to Registration Statement No. 333-31341 at Exhibit No. 99.1).+

10.34 HealthCap Management Group, Inc. Quality Consultant Stock Option Plan (incorporated by reference to Registration Statement No. 333-31341 at Exhibit No. 99.2).+

10.34 Agreement and Plan of Merger dated as of January 21, 1998, as amended as of January 28, 1998, by and among FPA, FPA Medical Management of California, Inc., Orange Coast Managed Care Services, Inc. and St. Joseph Medical Corporation (incorporated by reference to Registration Statement No. 333-46013 at Exhibit No. 2).

10.35 Agreement and Plan of Merger dated as of February 10, 1998, by and between FPA and Meridian Meridian Medical Group, Inc. (incorporated by reference to Registration Statement No. 333-46153 at Exhibit No.
            2).

21          Subsidiaries of FPA.

23.1        Consent of Deloitte & Touche LLP.

23.2        Consent of Coopers & Lybrand L.L.P.

23.3        Consent of KPMG Peat Marwick LLP.

23.4        Consent of Ernst & Young LLP.

24          Power of Attorney (included on signature page).

----------

* Incorporated by reference to the exhibit to FPA's Registration Statement on Form S-1, Reg. No. 33-97456, at the exhibit number set forth opposite such exhibit's description above.

** Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this exhibit, which confidential portions have been filed separately.

+ Constitutes a management contract or compensatory plan to be filed as an Exhibit to this Report pursuant to Item 14(c) of Form 10-K.

      (b) Reports on Form 8-K. FPA filed the following current Reports on Form 8-K during the quarter ended December 31, 1997 and through March 27, 1998:

                       DATE OF REPORT                       ITEMS REPORTED
                       --------------                       --------------

                      December 10, 1997                   Item 5. Other Events
                                                          (Restated Financial
                                                              Statements)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, FPA Medical Management, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on March 30, 1998.

                                       FPA MEDICAL MANAGEMENT, INC.
                                       (Registrant)


                                       By: /s/ STEPHEN J. DRESNICK
                                          -------------------------------------
                                                    Stephen J. Dresnick
                                                         President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of FPA in the capacities indicated on March 30, 1998.

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below in so signing also makes, constitutes and appoints Stephen J. Dresnick and James A. Lebovitz, and each of them, as true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this Report, with exhibits thereto and other documents in connection therewith, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he might or could do in person, and hereby ratifies and confirms all that said attorneys-in-fact and agents or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

            SIGNATURE                              TITLE
            ---------                              -----


/s/    STEPHEN J. DRESNICK              President, Chief Executive Officer and Director
---------------------------------       (Principal Executive Officer)
       Stephen J. Dresnick


/s/       SOL LIZERBRAM                 Director and Chairman of the Board of
---------------------------------       Directors
          Sol Lizerbram


/s/     DOUGLAS E. KERNER               Vice President, Treasurer and Acting  Chief
---------------------------------       Financial Officer (Principal Financial Officer)
        Douglas E. Kerner


/s/      SHELDON DEREZIN                Director
---------------------------------
         Sheldon Derezin


                                        Director
---------------------------------
           Kevin Ellis


                                        Director
---------------------------------
          Howard Hassman


/s/    HERBERT A. WERTHEIM              Director and Vice Chairman of the Board
---------------------------------       of Directors
       Herbert A. Wertheim


/s/     MICHAEL P. MORRIS               Vice President, Finance and Chief
---------------------------------       Accounting Officer (Principal
        Michael P. Morris               Accounting Officer)

Exhibit
Number      Description
------      -----------

3.1         Certificate of Incorporation.*

3.2         Bylaws.*

3.3 Certificate of Amendment of Certificate of Incorporation filed October 20, 1994 (incorporated by reference to FPA's Annual Report on Form 10-K for the year ended December 31, 1994 at Exhibit No. 3.3).

4.1         Specimen of common stock Certificate.*

4.2         Form of Warrant.*

4.3 Indenture dated as of December 18, 1996, by and between FPA and the Trustee for the 6.5% Convertible Subordinated Debentures (incorporated by reference to FPA's Current Report on Form 8-K dated December 18, 1996).

4.4 Registration Rights Agreement dated December 13, 1996 by and among FPA and the Initial Purchasers of the 6.5% Convertible Subordinated Debentures (incorporated by reference to FPA's Current Report on Form 8-K dated December 18, 1996).

4.5 Form of Rule 144A Restricted Global Debenture (incorporated by reference to FPA's Current Report on Form 8-K dated December 18,
            1996).

4.6 Form of Regulation S Global Debenture (incorporated by reference to FPA's Current Report on Form 8-K dated December 18, 1996).

4.7 Registration Rights Agreement dated June 30, 1997 by and among FPA and certain stockholders of HealthCap, Inc. (incorporated by reference to Registration Statement No. 333-31351 at Exhibit No. 4.7).

4.8 Form of Registration Rights Agreement by and among FPA and certain holders of Health Partners, Inc. common stock and Preferred Stock (incorporated by reference to Registration Statement No. 333-32687 at Exhibit No. 4.8).

4.9 Registration Rights Agreement dated September 2, 1997 by and among FPA and the shareholders of Emergency Medical Care Incorporated (incorporated by reference to Registration Statement No. 333-32687 at Exhibit No. 4.9).

4.10 Registration Rights Agreement dated November 26, 1996 by and among FPA and the shareholders of Cornerstone Physicians Corporation (incorporated by reference to Registration Statement No. 333-41989 at Exhibit No. 4.10).

4.11 Registration Rights Agreement dated November 19, 1997 by and between FPA and Avanti Corporate Health Systems, Inc. (incorporated by reference to Registration Statement No. 333-41989 at Exhibit No. 4.11).

4.12 Registration Rights Agreement dated January 1,1998 by and among FPA and the shareholders of Physicians Quality Care, Ltd. and Associates in Managed Care, Ltd.

4.13 Registration Rights Agreement dated February 17, 1998 by and among FPA, John G. Keene, Robert W. Strauss and Marc V. Weiner.

4.14 Registration Rights Agreement dated February 27, 1998 by and between FPA and Richard E. Thorner.

10.1 IPA Medicare Partial Risk Services Agreement between Pacificare of California and Family Practice Associates of San Diego, Inc. ("FPASD") dated January 1, 1993, including an amendment thereto effective the date thereof and an amendment thereto date effective January 1, 1994.* **

Exhibit
Number      Description
------      -----------
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

10.7        Form of Primary Care Physician Agreement/California.* **

10.8        Form of Specialty Care Physician Agreement/California.* **

10.9 Form of Administrative Services Agreement between FPA and a Professional Corporation.*

10.10 Form of Administrative Services Agreement between FPA and a Professional Corporation.*

10.11       Form of Succession Agreement.*

10.12 Employment Agreement between FPA and Dr. Sol Lizerbram effective as of October 1, 1996 (incorporated by reference to Registration Statement No. 333-32687 at Exhibit No. 10.12). Amendment to Employment Agreement between FPA and Dr. Sol Lizerbram dated as of March 25, 1998.+

10.13 Employment Agreement between FPA and Dr. Seth Flam effective as of October 1, 1996 (incorporated by reference to Registration Statement No. 333-32687 at Exhibit No. 10.13). Consulting and Settlement Agreement between FPA and Seth Flam dated as of March 25, 1998.+

10.14 Employment Agreement between FPA and Dr. Howard Hassman effective as of October 1, 1996 (incorporated by reference to Registration Statement No. 333-32687 at Exhibit No. 10.14).+

10.15 Employment Agreement between FPA and Dr. Kevin Ellis effective as of October 1, 1996 (incorporated by reference to Registration Statement No. 333-32687 at Exhibit No. 10.15).+

10.16 Amended and Restated Employment Agreement between FPA and Steven M. Lash effective October 1, 1996 (incorporated by reference to Registration Statement No. 333-32687 at Exhibit No. 10.16). Amendment to Employment Agreement between FPA and Steven M. Lash dated as of March 25, 1998.+

10.17 Employment Agreement between FPA and Robert J. Burg effective December 1, 1994 (incorporated by reference to FPA's Annual Report on Form 10-K for the year ended December 31, 1994 at Exhibit No. 10.27).+

10.18 Employment Agreement between FPA and James A. Lebovitz effective as of February 1, 1997 (incorporated by reference to Registration Statement No. 333-32687 at Exhibit 10.18).+

10.19 FPA Amended Omnibus Stock Option Plan (incorporated by reference to Registration Statement No. 333-34027 at Exhibit 99).+

10.20 Amended and Restated Employment Contract between Sterling Healthcare Group, Inc. ("Sterling") and Stephen J. Dresnick, M.D. ("Dresnick"), dated July 15, 1994, Amendment No. 1 to Amended and Restated Employment Contract between Sterling and Dresnick entered into as of October 31, 1998 and Amendment No. 2 to Amended and Restated Employment Contract between Sterling and Dresnick entered into as of July 1997 (incorporated by reference to Registration Statement
            No. 333-32687 at Exhibit 10.20).+

10.21       [Reserved]

10.22       [Reserved]

10.23       [Reserved]

10.24 401(k) Salary Savings Plan effective January 1, 1994 (incorporated by reference to Registration Statement No. 333-79714 at Exhibit 10.20). +

Exhibit
Number      Description
------      -----------
10.25       1995 Directors Stock Option Plan. *+

10.26       1994 Physicians Stock Option Plan. *+

10.27 Credit, Security, Guarantee and Pledge Agreement dated as of January 29, 1996 among FPA and its subsidiaries and certain guarantors and the lenders named therein and Banque Paribas, as amended March 15, 1996 (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.28 Agreement and Plan of Merger among FPA, FPA Acquisition Corporation and AHI Healthcare Systems, Inc. made November 8, 1996, as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of February 5, 1997 (incorporated by reference to Registration Statement No. 333-21721 at Exhibit No. 2).

10.29       Form of Indemnification Agreement.*

10.30 Stock and Note Purchase Agreement among, inter alia, FPA and Foundation Health Corporation dated as of June 28, 1996 (incorporated by reference to FPA's Current Report on Form 8-K dated June 21, 1996).

10.31 Agreement and Plan of Merger dated June 5, 1997 by and among FPA, FPA Acquisition Corp. and HealthCap, Inc. (incorporated by reference to Registration Statement No. 333-31351 at Exhibit No. 10.31).

10.32 Credit Agreement dated June 30, 1997 by and among FPA, BankBoston, N.A., Lehman Commercial Paper, Inc. and the lenders parties thereto (incorporated by reference to Registration Statement No. 333-31351 at Exhibit No. 10.32).

10.33 HealthCap Management Group, Inc. 1994 Stock Option Plan (incorporated by reference to Registration Statement No. 333-31341 at Exhibit No. 99.1).+

10.34 HealthCap Management Group, Inc. Quality Consultant Stock Option Plan (incorporated by reference to Registration Statement No. 333-31341 at Exhibit No. 99.2).+

10.34 Agreement and Plan of Merger dated as of January 21, 1998, as amended as of January 28, 1998, by and among FPA, FPA Medical Management of California, Inc., Orange Coast Managed Care Services, Inc. and St. Joseph Medical Corporation (incorporated by reference to Registration Statement No. 333-46013 at Exhibit No. 2).

10.35 Agreement and Plan of Merger dated as of February 10, 1998, by and between FPA and Meridian Meridian Medical Group, Inc. (incorporated by reference to Registration Statement No. 333-46153 at Exhibit No.
            2).

21          Subsidiaries of FPA.

23.1        Consent of Deloitte & Touche LLP.

23.2        Consent of Coopers & Lybrand L.L.P.

23.3        Consent of KPMG Peat Marwick LLP.

23.4        Consent of Ernst & Young LLP.

24          Power of Attorney (included on signature page).

----------

* Incorporated by reference to the exhibit to FPA's Registration Statement on Form S-1, Reg. No. 33-97456, at the exhibit number set forth opposite such exhibit's description above.

** Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this exhibit, which confidential portions have been filed separately.

+ Constitutes a management contract or compensatory plan to be filed as an Exhibit to this Report pursuant to Item 14(c) of Form 10-K.