Form 10-Q
period 1998-03-31
FPA MEDICAL MANAGEMENT INC
filed 1998-05-15
CIK 920173

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                 [X] YES [ ] NO

     AS OF MAY 4, 1998 THERE WERE OUTSTANDING 47,549,187 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.002 PER SHARE.

================================================================================

FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
INDEX


                                                                            PAGE
                                                                            ----


PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
   Condensed Consolidated Balance Sheets at March 31, 1998 (unaudited)
     and December 31, 1997....................................................3
   Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 1998 and 1997...............................4
   Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 1998 and 1997...............................5
   Notes to Condensed Consolidated Financial Statements.......................6

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations.................................................8


PART II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders................15
  Item 6.  Exhibits and Reports on Form 8-K...................................15

SIGNATURES....................................................................16

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS [1]
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                                               MARCH 31,     DECEMBER 31,
                                                                                 1998            1997
                                                                              -----------    ------------
                                                                              (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents                                                   $    12,446    $     23,883
  Accounts receivable, net of allowance for uncollectible accounts                313,557         215,983
  Accounts receivable, other                                                       33,872          41,608
  Income taxes receivable                                                           3,448           5,320
  Prepaid expenses                                                                  7,463           7,664
  Deferred income tax asset                                                         1,582           1,174
                                                                              -----------    ------------
        Total current assets                                                      372,368         295,632
Property and equipment, net of accumulated depreciation                            70,298          59,933
Restricted cash and deposits                                                          511             500
Goodwill and intangibles, net of accumulated amortization                         537,183         466,007
Deferred income tax asset                                                          15,067           9,470
Other assets                                                                       15,125          16,161
                                                                              -----------    ------------
        Total                                                                 $ 1,010,552    $    847,703
                                                                              ===========    ============
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                       $   120,979    $     77,180
  Claims payable, including incurred but not reported claims                      237,438         159,987
  Accrued payroll and related liabilities                                          16,625          11,942
  Other current liabilities                                                        20,066          31,631
  Accrued liability for professional liability claims, current portion                999             700
  Long-term debt, current portion                                                   9,409          12,379
                                                                              -----------    ------------
        Total current liabilities                                                 405,516         293,819
Long-term debt, net of current portion                                            336,551         322,873
Accrued liability for professional liability claims, net of current portion         3,996           2,800
Other long-term liabilities                                                        50,569          48,051
                                                                              -----------    ------------
        Total liabilities                                                         796,632         667,543

Stockholders' equity:
  Preferred stock, $.001 par value per share, 2,000,000 shares authorized,
    no shares outstanding                                                            --              --
  Common stock, $.002 par value, 98,000,000 shares authorized, 44,415,799 and 46,411,651 shares issued and outstanding at December 31, 1997
    and March 31, 1998, respectively                                                   93              89
  Additional paid-in capital                                                      347,913         304,990
  Stock payable                                                                       539             573
  Due from stockholder                                                               (427)           (427)
  Accumulated deficit                                                            (134,198)       (125,065)
                                                                              -----------    ------------
        Total stockholders' equity                                                213,920         180,160
                                                                              -----------    ------------
        Total                                                                 $ 1,010,552    $    847,703
                                                                              ===========    ============

            See notes to condensed consolidated financial statements.

[1] These financial statements include the accounts of St. Joseph Medical Corporation for all periods presented.

FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) [1]
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                THREE MONTHS ENDED
                                                         --------------------------------
                                                         MARCH 31, 1998    MARCH 31, 1997
                                                         --------------    --------------
Managed care revenue                                     $      317,980    $      228,652
Fee-for-service revenue, net of contractual deductions           50,223            47,829
Management services revenue                                       8,769             8,084
Other operating revenue                                          15,262            10,312
                                                         --------------    --------------

Operating revenue                                               392,234           294,877

Medical services expense                                        312,632           212,943
                                                         --------------    --------------
                                                                 79,602            81,934

General and administrative expense                               64,524            67,553
Depreciation and amortization expense                             8,733             7,161
Merger, restructuring and other unusual charges                  15,460            36,834
                                                         --------------    --------------

Loss from operations                                             (9,115)          (29,614)

Other income (expense):
  Interest and other income                                         831             1,299
  Interest expense                                               (6,447)           (4,430)
                                                         --------------    --------------
        Total other expense                                      (5,616)           (3,131)
                                                         --------------    --------------
Loss before minority interests and income taxes                 (14,731)          (32,745)
Minority interests' share in net loss                              --                 102
Income tax benefit                                                5,598             8,110
                                                         --------------    --------------
Net loss                                                 $       (9,133)   $      (24,533)
                                                         ==============    ==============

Net loss per share - basic and dilutive                  $         (.20)   $        (0.60)
                                                         ==============    ==============

Weighted average shares outstanding - basic                  44,990,494        40,815,202
                                                         ==============    ==============

            See notes to condensed consolidated financial statements.

[1] These financial statements include the accounts of St. Joseph Medical Corporation for all periods presented.

FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) [1]
(IN THOUSANDS)


                                                                         THREE MONTHS ENDED
                                                                  --------------------------------
                                                                  MARCH 31, 1998    MARCH 31, 1997
                                                                  --------------    --------------
Cash flows from operating activities:
  Net loss                                                        $       (9,133)   $      (24,533)
  Adjustments to reconcile net loss
   to net cash used by operating activities:
   Depreciation and amortization expense                                   8,733             7,161
   Minority interests' share in net loss                                    --                (102)
   Changes in assets and liabilities, net
    of effects of acquisitions:
     Accounts and notes receivable                                       (88,272)          (30,026)
     Income taxes receivable/payable                                       1,873              --
     Capitation deposit                                                     --              (5,538)
     Deferred income taxes                                                (5,593)          (10,405)
     Accounts payable and accrued expenses                                22,849            16,080
     Claims payable, including incurred but not reported claims           68,106            27,242
     Accrued liability for professional liability claims                    (505)             (770)
     Accrued payroll and related liabilities                               3,315             8,309
     Prepaid expenses and other assets                                     2,318            (1,495)
     Other liabilities                                                   (16,038)              294
                                                                  --------------    --------------
               Total adjustments                                          (3,214)           10,750
                                                                  --------------    --------------
   Net cash used by operating activities                                 (12,347)          (13,783)
Cash flows from investing activities:
  Purchase of property and equipment                                      (6,909)           (4,254)
  Net payments to affiliate                                                 --                 (26)
  Net sale of marketable securities                                         --              24,950
  Cash acquired from acquisitions                                            493              --
  Other                                                                      (11)             --
                                                                  --------------    --------------
   Net cash provided (used) by investing activities                       (6,427)           20,670
                                                                  --------------    --------------
Cash flows from financing activities:
  Net proceeds from issuance of common stock                                --               2,500
  Redemption of common stock                                                --                 (50)
  Proceeds from exercise of stock options and warrants                       754             1,195
  Net borrowings under bank credit facilities                             15,000              --
  Proceeds from issuance of notes payable                                   --               8,176
  Payments on long-term debt                                              (8,422)          (16,343)
  Other                                                                        5               (13)
                                                                  --------------    --------------
   Net cash provided (used) by financing activities                        7,337            (4,535)
                                                                  --------------    --------------
Net increase (decrease) in cash and cash equivalents                     (11,437)            2,352
Cash and cash equivalents, beginning of period                            23,883            32,951
                                                                  --------------    --------------
Cash and cash equivalents, end of period                          $       12,446    $       35,303
                                                                  ==============    ==============

Supplemental cash flow information:
  Cash paid for interest                                          $        2,938    $        2,431
  Cash paid for income taxes                                                  46              --
  Effects of acquisitions:
   Fair value of assets acquired                                  $       86,426    $         --
   Liabilities assumed                                                   (44,785)             --
   Common stock issued in connection with acquisitions                   (42,134)             --
                                                                  --------------    --------------
   Net cash acquired from acquisitions                            $         (493)   $         --
                                                                  ==============    ==============

            See notes to condensed consolidated financial statements.

[1] These financial statements include the accounts of St. Joseph Medical Corporation for all periods presented.

FPA MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of FPA Medical Management, Inc. ("FPA"), its wholly owned subsidiaries and certain affiliated professional corporations ("Professional Corporations") over which FPA has a controlling financial interest. All material intercompany transactions and balances have been eliminated in consolidation.

     In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented of FPA, its subsidiaries and certain Professional Corporations (collectively, the "Company"). The results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and related notes thereto filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.   BUSINESS COMBINATIONS


     The Company completed the acquisition of Avanti Health Systems of Texas, Inc. and its affiliated professional corporations ("Avanti") effective January 1, 1998. The purchase price consisted of $4.0 million cash and the issuance of 1,402,123 shares of FPA common stock valued at approximately $18.9 million. Avanti managed 20 health care clinics in Houston and Dallas, Texas and employed approximately 60 physicians who served approximately 50,000 enrollees. The acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the estimated fair value of the acquired net assets, which approximates $25.5 million, was recorded as goodwill and amortized on a straight-line basis over 25 years.

     The Company completed the acquisition of Physicians Quality Care, Ltd. ("PQC") and Associates in Managed Care, Ltd. ("AMC") effective January 1, 1998. The purchase price consisted of the issuance of 299,165 shares of FPA common stock valued at approximately $4.0 million, as well as future contingent consideration of up to a maximum number of shares of FPA common stock equal to $5.0 million. The contingent consideration will be payable based on achievement of certain performance criteria. AMC was affiliated with approximately 420 primary care physicians who provided services to approximately 27,000 enrollees. PQC provided physician practice management services in the Chicago area. The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the acquired net assets, which approximates $8.6 million, was recorded as goodwill and amortized on a straight-line basis over 25 years.

     The Company completed the acquisition of Emergency Treatment Associates, Inc. ("ETA") effective February 17, 1998. The purchase price consisted of $3.0 million cash and the issuance of 142,288 shares of FPA common stock valued at approximately $2.8 million, as well as future contingent consideration of $2.9 million. The contingent consideration will be payable, in shares of FPA common stock or cash, based on achievement of certain performance criteria. ETA provided contract management services to six hospitals in two states through approximately 40 affiliated emergency department physicians. The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the acquired net assets, which approximates $12.6 million, was recorded as goodwill and amortized on a straight-line basis over 25 years.

     The Company completed the acquisition of Orange Coast Managed Care Services, Inc. ("OCMCS") and St. Joseph Medical Corporation ("SJMC") effective March 20, 1998. The purchase price consisted of the issuance of up to 2,828,680 shares of FPA common stock valued at approximately $42.4 million. OCMCS provided administrative management services to SJMC's IPA and medical group physicians in Orange County, California. OCMCS and SJMC served approximately 120,000 managed care enrollees through approximately 250 primary care physicians. The acquisition of OCMCS was accounted for under the purchase method of accounting. The merger with SJMC was accounted for as a pooling of interests. The excess of the purchase price allocated to OCMCS over the estimated fair value of the acquired OCMCS net assets, which approximates $18.1 million, was recorded as goodwill and amortized on a straight-line basis over 25 years.

     The Company completed the acquisition of Meridian Medical Group, Inc. ("Meridian") and certain assets of the Meridian clinic sites effective April 1, 1998. The purchase price of Meridian consisted of the issuance of 1,051,770 shares of FPA common stock valued at approximately $16.8 million, $363,000 cash and $3.6 million in notes payable, as well as future contingent consideration of up to $5.0 million payable in cash, based on achievement of certain performance criteria. The purchase price of the assets consisted of $2.5 million cash and up to approximately $9.8 million in future capitation payment reductions. Meridian was affiliated with approximately 65 physicians and provided services to approximately 70,000 enrollees. The acquisition will be accounted for under the purchase method of accounting. The excess of the purchase price over the estimated fair value of the acquired net assets, which approximates $44.9 million, will be recorded as goodwill during the second quarter of 1998. Amortization of the goodwill will be on a straight-line basis over 25 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     GENERAL. FPA is a national physician practice management company which acquires, organizes and manages primary care physician practice networks and provides contract management services to hospital-based emergency departments. The Company provides primary and specialty care services to capitated managed care enrollees and fee-for-service patients. As of March 31, 1998, the Company was affiliated with approximately 7,900 primary care physicians (including emergency department physicians), who provided services to approximately 1,416,800 enrollees of 61 health maintenance organizations ("HMOs") or other prepaid health insurance plans (collectively, "Payors") in 29 states (including the District of Columbia).

     Through its subsidiary, Sterling Healthcare Group, Inc. ("Sterling"), the Company provides contract management and support services primarily to emergency departments. As of March 31, 1998, the Company provided physician practice management services on a contract basis to 137 emergency departments, one radiology department, three correctional health care facilities and three health care clinics located in 25 states. The Company contracts with approximately 1,700 physicians who provide certain medical services to approximately 1.85 million patients annually.

     FPA's relationships with its subsidiaries and affiliated Professional Corporations, other providers of medical services and Payors (collectively, the "FPA Network"), offer physicians the opportunity to participate more effectively in managed care programs by organizing physician groups within geographic areas to contract with Payors. FPA enhances physician practice management operations by providing administrative functions necessary in a managed care environment.

     The Company derives substantially all of its operating revenue from (i) the payments made by Payors to the Professional Corporations and certain of the Company's subsidiaries for managed care medical services, (ii) fee-for-service revenues for the performance of medical services, (iii) fee-for-service revenues from emergency department medical services, and (iv) medical management services revenue. The Company has two types of Payor contracts: contracts for both inpatient and outpatient services ("global capitation" contracts) and those limited to covered primary and specialty medical care ("professional capitation" contracts). Under global capitation contracts, the Company receives a fixed monthly amount per enrollee for which the Company is financially responsible to provide the enrollees with all covered necessary inpatient and outpatient care. Under professional capitation contracts, the Company receives a fixed monthly amount per enrollee for which the Company is financially responsible to provide the enrollee with all necessary covered primary and specialty medical care. Additionally, under professional capitation contracts, the Company is generally a party to shared risk arrangements with Payors which generally reward the Company for the efficient utilization of hospital inpatient services. Under these shared risk arrangements, the Company shares any surplus or, in some cases, deficit, of amounts pre-established by the Payor in relation to inpatient expense.

     RECENT DEVELOPMENTS. In March 1998, the Company assembled a new management team when Stephen J. Dresnick, M.D., Herbert A. Wertheim, O.D., Douglas E. Kerner and James A. Lebovitz were elected President and Chief Executive Officer, Vice Chairman of the Board of Directors, Vice President, Treasurer and Acting Chief Financial Officer, and Executive Vice President and General Counsel, respectively. In May 1998, Jack Greenman was elected Executive Vice President. Sol Lizerbram, D.O., and Kevin Ellis, D.O., will remain Chairman of the Board of Directors and Executive Vice President - Chief Medical Officer, respectively. In conjunction with these management changes, the Company is completing an assessment of all regional operations and their respective contributions to the Company's operational and financial performance. As a result of this assessment, the Company expects that in the second quarter of 1998 it will record a pre-tax charge for one-time non-recurring charges of up to approximately $200 million, which are expected to consist of the following items: approximately $125 million representing goodwill impairment; an approximately $40 million write-down of shared risk and other receivables; and approximately $35 million for additional severance payments, anticipated office consolidation and other miscellaneous charges. Based upon the Company's current assessment, management anticipates no additional restructuring charges in 1998.

     The Company's growth during the past three years has been primarily the result of acquisitions. This growth has enabled the Company to acquire critical mass in multiple geographic locations, to enter into multi-state and national Payor contracts and to increase operating revenue from $340.8 million in 1995 to $1.2 billion in 1997. Consistent with the focus of the Company's new management team, the Company's strategy is to promote internal growth by continuing to improve and integrate existing and recently acquired operations, to institutionalize medical management "best practices" throughout the Company's medical groups and affiliated physicians, and to make selected, primarily in-market, acquisitions. The future success of the Company is largely dependent on the ability of the Company to retain enrollees and to increase the number of enrollees in the FPA Network. The retention and increase in enrollment may come from (i) the delivery of high-quality, cost-effective health care through enhanced medical management systems, (ii) the development and enhancement of infrastructure in order to expand internal growth, (iii) the addition of physicians to the FPA Network who currently serve enrollees of Payors in the FPA Network or of new Payors added to the FPA Network, (iv) increased membership in plans of Payors with which the Professional Corporations or subsidiaries of the Company currently have contracts and whose members are patients of physicians in the FPA Network or (v) through other affiliation arrangements with Payors, physicians and other providers.

     Listed below is a summary of enrollees, primary care physicians (including emergency department physicians), and emergency department business contracts (including seven radiology, urgent care and correctional facility contracts) by state at March 31, 1998.


                                                              EMERGENCY
                                          PRIMARY CARE       DEPARTMENT
                          ENROLLEES        PHYSICIANS         CONTRACTS
                          ---------       ------------       ----------
Alabama                        --              130                7
Arizona                   224,300              470                4
Arkansas                       --               30                2
California                434,100            1,650                2
Delaware                   13,600              100               --
Florida                   130,700              450               13
Georgia                    37,300              220                6
Hawaii                         --               10                1
Illinois                   28,200              130               10
Indiana                        --               40                3
Kentucky                   12,000              110                5
Louisiana                  13,300              190                7
Maryland                       --               90                4
Michigan                       --               90               13
Mississippi                    --              100                7
Missouri                    8,300              170               13
Nevada                     51,200              240               --
New Jersey                 54,500              890               --
New York                  153,000              780                2
North Carolina             32,100              220               11
Ohio                        1,000               40                5
Oklahoma                       --               10                1
Pennsylvania                   --              360                1
South Carolina                 --              160                3
Tennessee                      --               90                8
Texas                     194,400            1,070               13
Virginia                   14,600               40                2
Washington, D.C.           14,200               10               --
West Virginia                  --               10                1
                        ---------           ------            -----
    Total               1,416,800            7,900              144
                        =========           ======            =====

RESULTS OF OPERATIONS

   The following tables set forth for the three months ended March 31, 1997 and 1998 selected financial data (in thousands) and selected financial data expressed as a percentage of operating revenue.

                                                  THREE MONTHS ENDED MARCH 31,
                       -----------------------------------------------------------------------------------
                                         1998                                        1997
                       ---------------------------------------     ---------------------------------------
                        MANAGED       EMERGENCY                     MANAGED       EMERGENCY
                          CARE        DEPARTMENT                      CARE        DEPARTMENT
                        BUSINESS       BUSINESS       TOTAL         BUSINESS       BUSINESS       TOTAL
                       ----------     ----------    ----------     ----------     ----------    ----------
Operating revenue      $  344,511     $   47,723    $  392,234     $  258,870     $   36,007    $  294,877
Medical services
  expense                 276,195         36,437       312,632        186,435         26,508       212,943
General and
  administrative
  expense                  57,944          6,580        64,524         61,475          6,078        67,553
Depreciation and
  amortization              7,591          1,142         8,733          6,312            849         7,161
Merger,
  restructuring
  and other
  unusual charges          15,460           --          15,460         36,834           --          36,834
                       ----------     ----------    ----------     ----------     ----------    ----------
Income (loss)
  from operations         (12,679)         3,564        (9,115)       (32,186)         2,572       (29,614)
Other (income)
  expense                   5,575             41         5,616          3,109             22         3,131
                       ----------     ----------    ----------     ----------     ----------    ----------
Income (loss)
  before minority
  interests and
  income taxes            (18,254)         3,523       (14,731)       (35,295)         2,550       (32,745)
Minority interests'
  shares in net loss         --             --            --              102           --             102
Income tax
  benefit (expense)         6,937         (1,339)        5,598          8,742           (632)        8,110
                       ----------     ----------    ----------     ----------     ----------    ----------
Net income (loss)      $  (11,317)    $    2,184    $   (9,133)    $  (26,451)    $    1,918    $  (24,533)
                       ==========     ==========    ==========     ==========     ==========    ==========

                                                  THREE MONTHS ENDED MARCH 31,
                       -----------------------------------------------------------------------------------
                                         1998                                        1997
                       ---------------------------------------     ---------------------------------------
                        MANAGED       EMERGENCY                     MANAGED       EMERGENCY
                          CARE        DEPARTMENT                      CARE        DEPARTMENT
                        BUSINESS       BUSINESS       TOTAL         BUSINESS       BUSINESS       TOTAL
                       ----------     ----------    ----------     ----------     ----------    ----------

Operating revenue           100.0%         100.0%        100.0%         100.0%         100.0%        100.0%
Medical services
  expense                    80.2%          76.3%         79.7%          72.0%          73.6%         72.2%
General and
  administrative
  expense                    16.8%          13.8%         16.5%          23.7%          16.9%         22.9%
Depreciation and
  amortization                2.2%           2.4%          2.2%           2.4%           2.3%          2.4%
Merger,
  restructuring
  and other
  unusual charges             4.5%           0.0%          3.9%          14.2%           0.0%         12.5%
                       ----------     ----------    ----------     ----------     ----------    ----------
Income (loss)
  from operations            (3.7)%          7.5%         (2.3)%        (12.3)%          7.2%        (10.0)%
Other (income)
  expense                     1.6%           0.1%          1.4%           1.2%           0.1%          1.1%
                       ----------     ----------    ----------     ----------     ----------    ----------
Income (loss)
  before minority
  interests and
  income taxes               (5.3)%          7.4%         (3.7)%        (13.5)%          7.1%        (11.1)%
Minority interests'
  shares in net loss          0.0%           0.0%          0.0%           0.0%           0.0%          0.0%
Income tax
  benefit (expense)           2.1%          (2.8)%         1.4%           3.4%          (1.7)%         2.8%
                       ----------     ----------    ----------     ----------     ----------    ----------
Net income (loss)            (3.2)%          4.6%         (2.3)%        (10.1)%          5.4%         (8.3)%
                       ==========     ==========    ==========     ==========     ==========    ==========

MANAGED CARE BUSINESS


     OPERATING REVENUE: The Company's managed care business operating revenue increased to $344.5 million for the three months ended March 31, 1998 from $258.9 million for the three months ended March 31, 1997. The revenue growth is primarily attributable to enrollment growth from acquisitions, internal growth and new Payor contracts and, to a lesser extent, the transition of existing Payor contracts from fee-for service to capitated arrangements. Revenue growth was adversely impacted by a decrease in administrative support payments (primarily related to the acquisition of medical groups and related health care centers from a predecessor to Foundation Health Systems, Inc. consummated in late 1996) from $12.7 million in the quarter ended March 31, 1997 to $6.5 million in the quarter ended March 31, 1998. Global and professional capitation contract revenue represented 44.5% and 47.8%, respectively, for the three months ended March 31, 1998, and 28.2% and 60.1%, respectively, for the three months ended March 31, 1997, of managed care business operating revenue. The Company generates fee-for-service revenue from the performance of medical services through the Professional Corporations and certain subsidiaries. These revenues are presented net of contractual deductions and represented $50.2 million or 3.9% and $47.8 million or 6.9% for the three months ended March 31, 1998 and 1997, respectively, of managed care business operating revenue. The decrease in fee-for-service revenue as a percentage of managed care business operating revenue is attributable to continued enrollment growth under capitation arrangements compared to fee-for-service business. Management services revenue for the three months ended March 31, 1998 was $8.8 million or 2.5% of managed care business operating revenue compared to $8.1 million or 3.1% of such operating revenue for the three months ended March 31, 1997. The percentage decrease in management services revenue can be attributed to the increase in total managed care business operating revenue combined with the relative stability of management services revenue.

     MEDICAL SERVICES EXPENSE: Medical services expense for the three months ended March 31, 1998 was $276.2 million or 80.2% of managed care business operating revenue as compared to $186.4 million or 72.0% of such operating revenue for the three months ended March 31, 1997. The percentage increase resulted from reduced administrative support payments and increased medical costs associated with membership under global capitation contracts. Pursuant to these arrangements, the Company is responsible for all inpatient and outpatient medical care (except in limited circumstances); the Company typically experiences higher costs initially under these contracts than under professional capitation contracts as it seeks to negotiate capitated contracts with hospitals and outpatient medical specialists and control pharmacy costs. In areas, particularly outside California, where the penetration of managed care is low, the Company may experience delays in capitating these providers or higher than anticipated rates for these services.

     GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense including depreciation and amortization for the three months ended March 31, 1998 was $65.5 million or 19.0% of managed care business operating revenue as compared to $67.8 million or 26.1% of such operating revenue for the comparable period in 1997. The percentage decrease resulted from integration of acquired companies, achievement of synergies and an increase in efficiencies.

     MERGER, RESTRUCTURING AND OTHER UNUSUAL CHARGES: During the three months ended March 31, 1998, the Company recorded a charge to operating expenses of $15.5 million for direct and other merger-related costs pertaining to the St. Joseph Medical Corporation ("SJMC") merger transaction, which was accounted for as a pooling of interests, and certain restructuring activities. Merger transaction costs for the SJMC merger consist primarily of fees for investment bankers, attorneys, accountants and other related charges. Restructuring costs include severance of former executives, severance of SJMC employees terminated due to consolidation of functions and exit costs associated with the SJMC merger. A charge to operating expenses of $36.8 million was recorded during the same period in 1997 for merger-related costs pertaining to the AHI Healthcare Systems, Inc. ("AHI") merger transaction and related restructuring activities. Merger transaction costs for the AHI merger consist primarily of fees for investment bankers, attorneys, accountants and other related charges. Restructuring costs included severance of terminated employees due to consolidation of functions associated with the AHI merger.

     LOSS FROM OPERATIONS: For the three months ended March 31, 1998, the managed care business of the Company generated a loss from operations of $12.7 million as compared to a loss from operations of $32.2 million for the three months ended March 31, 1997. The reduction in managed care business loss from operations resulted primarily from the reduction in merger, restructuring and other unusual charges, as well as reduced general and administrative expense. This reduction in expenses was offset by a decrease in administrative support payments received in connection with certain acquisitions and increased medical services expense as previously discussed.

EMERGENCY DEPARTMENT BUSINESS


     OPERATING REVENUE: Emergency department business operating revenue consists of (i) gross patient revenue, net of contractual deductions, (ii) hospital subsidy payments, (iii) flat-rate hospital contract revenue and (iv) non-patient generated revenue. Emergency department business operating revenue increased to $47.7 million for the three months ended March 31, 1998 from $36.0 million for the three months ended March 31, 1997. The revenue growth can be primarily attributed to the increase in hospital emergency department contracts.

     The Company's contractual arrangements with hospitals are primarily fee-for-service contracts whereby hospitals generally agree, in exchange for the Company's services, to authorize the Company and its contracted health care professionals to bill and collect the professional component of the charges for medical services rendered by such professionals. Fee-for-service contracts may, depending on the hospital's patient volume and payor composition, involve the payment of a subsidy to the Company by the hospital. During the three months ended March 31, 1998 and 1997, 76.8% and 83.2%, respectively, of the Company's emergency department business operating revenue was earned on a fee-for-service basis.

     MEDICAL SERVICES EXPENSE: Medical services expense for the emergency department business consists primarily of payments made to independent contractor and employee physicians ("Physician Costs") and, to a lesser extent, the costs of medical supplies, malpractice insurance and laboratory fees. Medical services expense increased to $36.4 million for the three months ended March 31, 1998 from $26.5 million for the three months ended March 31, 1997. Physician Costs accounted for $34.4 million or 94.3% and $30.0 million or 94.3% of emergency department business medical services expense for the three months ended March 31, 1998 and 1997, respectively. The increase in medical services expense is due primarily to the increase in the number of health care professionals under contract, resulting from the increase in the number of the Company's emergency department contracts, as well as negotiated increases in fees paid to certain health care professionals. Medical services expense as a percentage of emergency department business operating revenue was 76.3% for the three months ended March 31, 1998 compared to 73.6% of such operating revenue for the three months ended March 31, 1997.

     GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense including depreciation and amortization was $7.7 million or 16.2% of emergency department business operating revenue for the three months ended March 31, 1998 as compared to $6.9 million or 19.2% of such operating revenue for the corresponding period of the prior year. The decrease in general and administrative expense as a percentage of emergency department business operating revenue is primarily attributable to internal growth without added administrative infrastructure and an increase in efficiencies.

     INCOME FROM OPERATIONS: For the three months ended March 31, 1998, the emergency department business of the Company generated income from operations of $3.6 million as compared to $2.6 million for the three months ended March 31, 1997. The increase in emergency department business income from operations for the three months ended March 31, 1998, results primarily from the increase in emergency department contracts, internal growth and reduction in operating expenses as a percentage of emergency department business operating revenue through increased efficiencies.


LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital primarily to develop physician networks, acquire physician practices and establish an infrastructure in new regions as well as in acquired practices. Capitation arrangements positively impact cash flow if the Company has accepted claims payment responsibility, because the Company generally receives capitation revenue prior to the provision of, and payment for, medical services. In those arrangements where the Payor retains claims payment responsibility, the Payor generally withholds a substantial part of the capitation revenue in order to pay the claims on behalf of the Company; thus the Company does not receive the benefit of cash flow for the withheld funds.

     Shared risk arrangements negatively impact cash flow because settlements in connection with these arrangements are typically not collected until significantly after the end of the period in which they are accrued. Fee-for-service revenues also negatively impact cash flow as payment for services rendered is generally not collected until 90 to 120 days after the service is provided.

     At March 31, 1998, the Company had cash, cash equivalents and marketable securities of $12.4 million and a working capital deficit (current liabilities in excess of current assets) of $33.1 million compared to cash, cash equivalents and marketable securities of $23.9 million and working capital surplus of $1.8 million at December 31, 1997.

     The Company's decrease in cash and working capital was caused by negative cash flow from operations as well as the effect of Payor contracts where the Payor retains claims payments responsibility on behalf of the Company. Of the Company's $97.6 million increase in accounts receivable, $71.0 million is directly attributable to such Payor arrangements.

     Government health care receivables are recorded based on estimates of payments that are ultimately collectible. Since these amounts are subject to government audit and negotiation, amounts ultimately collected may vary from current estimates. Sterling is in the final stages of negotiating a compliance plan with certain Medicare carriers regarding issues raised by the Health Care Financing Administration related to claims for services rendered by Sterling's independent contractor physicians. As a result of this process, Sterling's reimbursement for Medicare billings has been significantly delayed. As of March 31, 1998, Sterling had accrued approximately $12.0 million related to Medicare receivables. While the Company believes that it will favorably resolve the issues raised by the Medicare carriers, there can be no assurance that Medicare payments to the Company will not be further delayed as a result of these inquiries.

     During the three months ended March 31, 1998, non-operating sources of cash include $15.0 million of advances, net of repayments, pursuant to the Credit Agreement (as described below) and proceeds from the exercise of stock options and warrants of approximately $754,000. Non-operating uses of cash include the purchase of property and equipment for approximately $6.9 million and the payment of approximately $8.4 million in long-term debt.

     The Company has a $215 million three-year revolving line of credit ("Line of Credit") and a $100 million four and one-quarter year term loan ("Term Loan") with BankBoston, N.A., as administrative agent for the lenders thereto dated June 30, 1997, as amended from time to time (collectively, the "Credit Agreement"). Thirty million dollars of the proceeds of the Line of Credit is used to support letter of credit obligations required of the Company pursuant to certain Payor contracts. The remaining proceeds of the Line of Credit are available for working capital and general corporate purposes. On May 14, 1998, the Credit Agreement was amended to provide, among other matters : (i) that the Applicable Margin for base rate loans will be 0.75% and for Eurodollar loans will be 2.25%; (ii) for waiver until June 11, 1998 of any Default or Event of Default under the Credit Agreement (as defined therein) prior to such amendment as a result of the Company's failure to comply with the consolidated senior debt covenant ratio as of March 31, 1998 and amendment of such ratio for the four consecutive fiscal quarters ending March 31, 1998; and (iii) for waiver until June 11, 1998 of any Default or Event of Default under the Credit Agreement prior to such amendment as a result of the Company's failure to comply with the limitation on Permitted Acquisitions during fiscal year 1998. The Credit Agreement contains affirmative and negative covenants which include, among others, requirements that the Company maintain certain financial ratios (including minimum net worth, consolidated senior debt ratio, consolidated leverage ratio and consolidated interest coverage ratio) and establishes certain restrictions on investments, Permitted Acquisitions, additional indebtedness and sales of assets. Failure by the Company to satisfy the covenants in the Credit Agreement may result in a Default or Event of Default, which could have a material adverse effect on the Company's financial condition. The obligations of the Company under the Credit Agreement are collateralized by the assets of the Company and the capital stock and assets of its subsidiaries and the Professional Corporations. At March 31, 1998, the Company had $142.8 million outstanding on the Line of Credit and $99.6 million outstanding under the Term Loan. At May 15, 1998, the Company had $185.0 million outstanding on the Line of Credit and $99.6 million outstanding under the Term Loan. As of May 15, 1998, no additional borrowing capacity exists under the Credit Agreement as currently structured.

     The Company relies on its subsidiaries to make dividend payments, loans or other transfers of cash to the Company and on revenues received pursuant to administrative services agreements with the Professional Corporations in order to pay its obligations. Under the Knox-Keene Health Care Service Plan Act of 1975, the Company's California subsidiary must meet certain minimum tangible net equity requirements which may limit the ability of such subsidiary to pay the Company's obligations. To the extent the subsidiaries are unable to make cash distributions to the Company or the costs to manage the Professional Corporations are greater than the management fees received by the Company, the Company may not have sufficient cash to pay its obligations.

     The Company believes that its cash on hand and anticipated cash flows from operations will be sufficient to meet the Company's operating capital needs through the second quarter of 1998. The Company is in the process of identifying opportunities to improve cash flow in all regions of the Company and has instituted a program to reduce general and administrative expenses including a work-force reduction, the closing of its Long Beach, California facility, consolidation of its credentialing department to Miami, Florida and the pursuit of other office consolidations and closures. In addition, the Company anticipates that the write-down of goodwill is expected to result in reduced amortization charges of approximately $5 million on an annualized basis. The Company also intends to seek both short-term and long-term financing in order to meet its cash requirements. There can be no assurance that the Company will be able to obtain such financing or that it will be able to issue debt or equity-related securities on terms satisfactory to it. To the extent that additional financing is not available, the Company will consider additional restructuring of its operations and will delay certain potential acquisitions or geographic expansion.


IMPACT OF INFLATION AND OTHER ELEMENTS

     The managed care industry is labor intensive and its profit margin is low; hence, it is especially sensitive to inflation. Increases in medical expenses or contracted medical rates without corresponding increases in capitated or fee-for-service payments from Payors could have a material adverse effect on the Company's results of operations and financial condition.

     Various federal and state legislature initiatives regarding the health care industry have been proposed during recent legislative sessions, and health care reform and similar issues continue to be in the forefront of social and political discussion. If health care reform or similar legislation is enacted, such legislation could impact the Company. Management cannot at this time predict whether any such initiative will be enacted and, if enacted, the impact on the financial condition or results of operations of the Company.

     The Company's ability to expand its business is dependent, in part, on its ability to secure cost-effective contracts with providers and favorable capitation rates from Payors. Achieving these objectives is becoming increasingly difficult due to the competitive environment. In addition, the Company's profitability is dependent, in part, on its ability to maintain effective control over health care costs while providing members with quality care. Factors such as health care reform, integration of acquired companies, regulatory changes, utilization, new technologies, hospital and pharmaceutical costs, major epidemics and numerous other external influences may affect the Company's operating results. Accordingly, past financial performance is not necessarily a reliable indicator of future performance, and investors should not use historical financial results to anticipate results or future period trends.

     The Company's subsidiaries and Professional Corporations record reserves to account for their estimated ultimate liability for medical expenses with respect to reported and unreported claims incurred ("IBNR"), which are included in the Company's claims payable. These reserves are estimates of future payments based on various assumptions. Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience, which could result in reserves being too high or too low. The accuracy of these estimates may be affected by external forces such as changes in the rate of inflation, the regulatory environment, medical costs and other factors. As the Company's capitation managed care revenue increases as a percentage of total managed care revenue, claims payable including IBNR will increase. The increase in claims payable, including incurred but not reported, from approximately $160.0 million at December 31, 1997 to approximately $237.4 million at March 31, 1998, resulted primarily from the increase in the number of members served by the FPA Network and the increase in membership served pursuant to global capitation contracts.

     Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements contemplated under the Private Securities Litigation Reform Act of 1995. Although FPA Medical Management, Inc. believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from their expectations. Factors that could cause actual results to differ from expectations include the difficulty in controlling health care costs and integrating new operations, the ability of the Company to secure financing for operations and acquisitions on reasonable terms, the ability of the Company to realize the anticipated general and administrative expense savings and overhead reductions, the ability of the Company to return the Company's operations to profitability, the level and nature of the restructuring and other one-time charges, the difficulty in estimating possible costs related to exiting certain markets and consolidating and closing certain operations, and the possible negative effects of prospective health care reform. For other important factors that may cause actual results to differ materially from expectations and underlying assumptions, see reports by FPA Medical Management, Inc. filed with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders

    NONE

ITEM 6.  Exhibits And Reports On Form 8-K

(a) Exhibits:

     10.14 Consulting and Settlement Agreement between the Company and Howard Hassman dated as of April 1, 1998.

(b) Reports on Form 8-K: The Company filed the following Current Reports on Form 8-K since December 31, 1997:

    NONE

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          FPA MEDICAL MANAGEMENT, INC.
                                  (Registrant)


             SIGNATURE                                    TITLE                               DATE
             ---------                                    -----                               ----
/s/     STEPHEN J. DRESNICK             President, Chief Executive Officer and Director    May 15, 1998
-------------------------------------   (Principal Executive officer)
        Stephen J. Dresnick

/s/      DOUGLAS E. KERNER              Vice President, Treasurer and Acting Chief         May 15, 1998
-------------------------------------   Financial Officer (Principal Financial Officer)
         Douglas E. Kerner